Form 10-Q
period 1998-06-30
RAINTREE RESORTS INTERNATIONAL INC; CR RESORTS CAPITAL S DE R L DE C V
filed 1998-08-14
CIK 1058737, 1058736

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ____ TO ____

                          COMMISSION FILE NO. 000-24331

                      RAINTREE RESORTS INTERNATIONAL, INC.
                     CR RESORTS CAPITAL S. de R. L. de C.V.*
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             NEVADA                                             76-0549149
  (STATE OR OTHER JURISDICTION                               (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

                                 10000 MEMORIAL
                                    SUITE 480
                              HOUSTON, TEXAS 77024
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICERS, INCLUDING ZIP CODE)

                                 (713) 613-2800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         INDICATED BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES     NO   X
                                                  -----   -----
         As of June 30, 1998, there were outstanding 10,772,428 shares of common stock, par value $0.001 per share, of the Registrant.

         *CR Resorts Capital, S. de R. L. de C. V., a subsidiary of Raintree Resorts International, Inc., is a co-registrant, formed under the laws of the United Mexican States (Mexican tax identification number CRC 970811E5A).

===============================================================================

                      RAINTREE RESORTS INTERNATIONAL, INC.


                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION.............................................................................1

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS:
         Consolidated Balance Sheets as of December 31, 1997 and June 30, 1998 (Unaudited)................1
         Consolidated Statements of Operations for the Three and Six Months
              Ended June 30, 1998 (Unaudited).............................................................2
         Consolidated Statements of Cash Flows for the Six Months
              Ended June 30, 1998 and 1997 (Unaudited)....................................................3
         Notes to Consolidated Financial Statements.......................................................4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................................8

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................12

PART II. OTHER INFORMATION................................................................................13

         Item 1. Legal Proceedings........................................................................13
         Item 2. Changes in Securities and Use of Proceeds................................................13
         Item 3. Defaults Upon Senior Securities..........................................................13
         Item 4. Submission of Matters to a Vote of Security Holders......................................13
         Item 5. Other Information........................................................................13
         Item 6. Exhibits and Reports on Form 8-K.........................................................14

SIGNATURES................................................................................................15

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      RAINTREE RESORTS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                            JUNE 30,        DECEMBER 31,
                                                                                              1998              1997
                                                                                          (UNAUDITED)
                                                                                          ------------      ------------
ASSETS
    Cash and cash equivalents                                                             $      7,377      $      8,995
    Vacation interval receivables and other trade receivables, net                              48,931            39,952
    Reimbursements receivable from Starwood Lodging Corporation for shared
       Acquisition costs                                                                            --             1,877
    Inventories                                                                                    964               964
    Mexican taxes receivable                                                                     6,177             3,716
    Fixed assets, net                                                                            2,966             1,518
    Land held for vacation ownership development                                                13,639            12,680
    Investment in a 50% held company, at cost less the company's share of losses                 2,463             2,475
    Cost of unsold vacation ownership intervals and related club memberships                    27,154            31,612
    Investment in hotel agreement                                                                4,000             4,000
    Deferred loan costs, net                                                                     7,824             7,900
    Prepaid and other assets                                                                     2,868             1,175
                                                                                          ------------      ------------
TOTAL ASSETS                                                                              $    124,363      $    116,864
                                                                                          ============      ============


LIABILITIES
    Accounts payable and accrued liabilities                                              $      9,833       $     7,654
    Notes payable to a bank                                                                      3,000             1,000
    Senior notes and interest due 2004, net of unamortized original issue discount              91,446            90,780
    Mexican taxes payable                                                                        5,051             1,319
    Unearned service fees                                                                        3,688             3,059
                                                                                          ------------      ------------
TOTAL LIABILITIES                                                                              113,018           103,812

SHAREHOLDERS' INVESTMENT
    Common stock, par value $.001, 45,000,000 shares authorized 10,701,000 and
       10,772,428 shares issued and outstanding at December 31, 1997 and June 30,                   11                11
       1998 respectively
    Preferred stock, par value $.001, 5,000,000 shares authorized, 37,500 shares
       issued and outstanding at December 31, 1997 and June 30, 1998                                 1                 1
    Additional paid-in capital                                                                   7,545             7,045
    Stock subscription receivable                                                                 (140)               --
    Common stock warrants to purchase 1,869,962 common shares                                    9,331             9,331
    Accumulated deficit                                                                         (5,403)           (3,336)
                                                                                          ------------      ------------
TOTAL SHAREHOLDERS' INVESTMENT                                                                  11,345            13,052
                                                                                          ------------      ------------
TOTAL LIABILITIES & SHAREHOLDERS' INVESTMENT                                              $    124,363      $    116,864
                                                                                          ============      ============

                      RAINTREE RESORTS INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                    SIX MONTHS ENDED                THREE MONTHS ENDED
                                                                        JUNE 30,                          JUNE 30,
                                                            ------------------------------      ------------------------------
                                                                1998             1997               1998             1997
                                                               ACTUAL          PRO FORMA           ACTUAL          PRO FORMA
                                                            ------------      ------------      ------------      ------------
REVENUES:
    Vacation interval sales                                 $     26,512      $     24,690      $     12,386      $     10,540
    Rental and service fee income                                  4,440             6,635             1,947             2,792
    Interest income on vacation interval receivables               2,869             2,216             1,707             1,033
    Other                                                          1,424             1,018               569               568
                                                            ------------      ------------      ------------      ------------
TOTAL REVENUES                                                    35,245            34,559            16,609            14,933

COST AND OPERATING EXPENSES:
    Cost of vacation interval sales                                5,851             5,312             2,704             2,267
    Provision for doubtful accounts                                2,085             2,253               861               962
    Advertising, sales and marketing                              10,572             9,810             4,966             4,792
    Maintenance and energy                                         3,953             3,748             1,972             1,997
    Mexican taxes - VAT                                               --             1,822                --             1,101
    General and administrative                                     4,854             2,970             3,273             1,314
                                                            ------------      ------------      ------------      ------------
TOTAL COST AND OPERATING EXPENSES                                 27,315            25,915            13,776            12,433

OPERATING INCOME                                                   7,930             8,644             2,833             2,500

    Interest Expense - Cash                                        5,592             6,786             2,589             3,393
    Interest Expense - Non Cash                                      666               666               333               333
    Amortization of deferred loan cost                               981               570               696               285
    Depreciation                                                     219                39               139                20
    Foreign currency exchange losses                               1,939                54             1,506                25
                                                            ------------      ------------      ------------      ------------

NET INCOME (LOSS) BEFORE INCOME TAXES                             (1,467)              529            (2,430)           (1,556)

TAXES:
    US income taxes                                                   --                --                --                --
    Mexican IMPAC taxes                                              600               600               303               300
                                                            ------------      ------------      ------------      ------------
TOTAL TAXES                                                          600               600               303               300
                                                            ------------      ------------      ------------      ------------
NET LOSS BEFORE PREFERRED DIVIDENDS                               (2,067)              (71)           (2,733)           (1,856)

Preferred Dividends                                                  309               310               155               155
                                                            ============      ============      ============      ============
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                   $     (2,376)     $       (381)     $     (2,888)     $     (2,011)
                                                            ============      ============      ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING                           10,736,714        10,100,000        10,772,428        10,100,000
                                                            ============      ============      ============      ============

BASIC AND DILUTED NET LOSS PER SHARE                        $      (0.22)     $      (0.04)     $      (0.27)     $      (0.20)
                                                            ============      ============      ============      ============

                      RAINTREE RESORTS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                                   SIX MONTHS
                                                                                                 ENDED JUNE 30,
                                                                                      ------------------------------------
                                                                                           1998                  1997
                                                                                      --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss before preferred dividends                                                  $        (2,067)       $          (70)

Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                              1,866                   --
    Provision for doubtful accounts                                                            2,085                   --
    Equity loss in 50% held company                                                               12                   --

Changes in operating assets and liabilities:
    Vacation interval receivables and other trade receivables                                (11,064)                  --
    Reimbursements receivable from Starwood Lodging Corporation                                1,877                   --
    Inventories                                                                                   --                   --
    Mexican taxes receivable                                                                  (2,461)                  --
    Cost of unsold vacation ownership intervals                                                4,458                   --
    Deferred loan costs, net                                                                    (905)                  --
    Deferred Acquisition Costs                                                                    --                  (533)
    Prepaid and other assets                                                                  (1,693)                  --
    Accounts payable and accrued liabilities                                                   2,179                   --
    Mexican taxes payable                                                                      3,732                   --
    Unearned service fees                                                                        629                   --
                                                                                      --------------        --------------
Net cash used in operations                                                                   (1,352)                (603)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of land held for vacation ownership development                                    (959)                  --
    Additions to fixed assets                                                                 (1,667)                  --
                                                                                      --------------        --------------
Net cash used in investing activities                                                         (2,626)                  --

CASH FLOWS FROM FINANCING ACTIVITIES
    Capital contributions                                                                        360                   --
    Additional bank loans                                                                      2,000                   603
                                                                                      --------------        --------------
Net cash provided by financing activities                                                      2,360                   603

DECREASE IN CASH AND CASH EQUIVALENTS                                                         (1,618)                  --

Cash and cash equivalents at the beginning of the period                                       8,995                   --

                                                                                      --------------        --------------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                                    $        7,377        $          --
                                                                                      ==============        ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest Paid                                                                      $        6,402                   --
   Income Taxes Paid                                                                  $          772                   --

                      RAINTREE RESORTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

NOTE 1 - ORGANIZATIONAL AND BASIS OF PRESENTATION:

Organization

         On August 18, 1997, Raintree Resorts International, Inc. (formerly Club Regina Resorts, Inc.) (the "Company"), purchased all of the stock of Desarrollos Turisticos Regina S. de R.L. de C.V. and its subsidiaries (the "Predecessor Business"). The Company acquired net vacation ownership assets of approximately $86.8 million from a Mexican bank using shareholder loans of approximately $3.8 million and seller financing of approximately $83.0 million. The initial allocation of the purchase price was to the following net assets (in millions):

               Vacation interval receivables and other trade receivables...........................     $  37.2
               Land held for Vacation Ownership development........................................        12.2
               Cost of unsold Vacation Ownership intervals and club memberships, etc...............        33.8
               Investment in a 50% held company....................................................         2.5
               Cash and other assets...............................................................         6.0
               Retained interests in hotel cash flows..............................................         4.0
                                                                                                        -------
               Total assets........................................................................        95.7
               Less working liabilities assumed....................................................        (8.9)
                                                                                                        -------
               Net purchase price..................................................................     $  86.8
                                                                                                        =======

         Concurrent with the purchase, the real property of the Predecessor Business was segregated into condominium regimes so that the Regina Resorts and Westin Hotels (collectively at each site, the "Combined Resorts") would be able to be owned by separate companies. The Westin Hotels were then sold by the Company to an affiliate of Starwood Lodging Trust and Starwood Lodging Corporation (collectively "Starwood") for $132.75 million on August 18, 1997. No gain or loss was recognized on the sale. These transactions are referred to as the "Purchase Transactions."

         As a result of the Purchase Transactions, the Company owns and operates three luxury Mexican vacation ownership resorts in Cancun, Puerto Vallarta and Cabo San Lucas, Mexico. The Company's principal operations consist of (1) acquiring vacation ownership resorts, (2) marketing and selling vacation ownership intervals, (3) providing consumer financing for the purchase of vacation ownership intervals at its resorts and (4) managing the operations of its resorts. Prior to August 18, 1997 the Company did not have significant operations or revenues.

         The information contained in the following notes to the accompanying financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Prospectus contained in the Registration Statement on Form S-4 (File No. 333-49065) filed by the Company with the Securities and Exchange Commission (the "Registration Statement").

         The condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading. The financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim periods ended June 30, 1998 and 1997.

Basis of Presentation

         The summary unaudited financial data is for the three and six-month periods ended June 30, 1997 and June 30, 1998. The June 30, 1998 data represents actual results for the period. The June 30, 1997 data represents pro forma information. The pro forma information for the three and six-month periods ended June 30, 1997 includes adjustments, consisting of normal recurring adjustments, that the Company considers necessary for a fair presentation of the results of the operations for these periods. The pro forma financial data presents only the vacation ownership segment of the Predecessor Business. Operating results for the three and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire year.

     Certain items in the December 31, 1997 financial statements have been reclassified to conform with the June 30, 1998 presentation.

     NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Costs of Unsold Vacation Ownership Intervals and Related Club Memberships

     The Company is the beneficiary of trusts, which hold fee simple title to the vacation ownership facilities at the three Regina Resorts. The Company reports its allocated acquisition costs related to these trust rights to use these facilities, to the extent that such vacation ownership interests (the "Vacation Intervals") were unsold, within the balance sheet as "Cost of unsold vacation ownership intervals and related club memberships." At December 31, 1997 and June 30, 1998, the Company holds rights for 12,566 and 10,404 annual and biannual Vacation Intervals, respectively.

     In accordance with FAS 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of, trust rights are carried at the lower of carrying amount or fair value less cost to sell. Fair value is estimated by discounting estimated future net cash flow from the sale of such rights.

Loss Per Share

     Basic loss per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share also includes the dilutive effect of the assumed conversion of all securities, such as options, warrants, and convertible debt.

     The following is a reconciliation of basic and diluted loss per share:



                                                                            PRO FORMA
                                                       THREE MONTHS       THREE MONTHS                              PRO FORMA
                                                           ENDED              ENDED          SIX MONTHS ENDED    SIX MONTHS ENDED
                                                      JUNE 30, 1998       JUNE 30, 1997        JUNE 30, 1998       JUNE 30, 1997
                                                     ----------------    ----------------    ----------------    ----------------
Basic and Diluted:
Loss attributable to common shareholders             $     (2,888,129)   $     (2,011,000)   $     (2,376,497)   $       (381,000)
                                                     ================    ================    ================    ================

  Basic - weighted average number of common shares         10,772,428          10,100,000          10,736,714          10,100,000
  Adjustments:
     Warrants associated with Senior Notes                  1,869,962                --             1,869,962
     Common stock options                                      97,143                --                97,143
                                                     ----------------    ----------------    ----------------    ----------------
  Diluted                                                  12,739,533          10,100,000          12,703,819          10,100,000
Loss per share:
  Basic - weighted average number of common shares   $          (0.27)   $          (0.20)   $          (0.22)   $          (0.04)
                                                     ================    ================    ================    ================
  Diluted                                            $          (0.27)   $          (0.20)   $          (0.22)   $          (0.04)
                                                     ================    ================    ================    ================

     The assumed conversion of the Company's preferred stock is not included in the calculation of diluted earnings per share since it is antidilutive and since it is only convertible upon the consummation of an initial public offering.

Land Held for Vacation Ownership Development

     The Company owns a parcel of undeveloped beachfront property located in Cozumel, Mexico. In addition the Company owns a parcel of land adjacent to its Regina Resort located in Cabo San Lucas, Mexico. The Company has commenced constructing additional vacation ownership facilities on these parcels of land. Interest expense totaling approximately $1.4 million has been capitalized related to these developmental properties.

Translation of Foreign Currency

     The Company maintains its Mexican accounting records and prepares its financial statements for its Mexican subsidiaries in Mexican Pesos. The balance sheet accounts of the Mexican subsidiaries have been remeasured into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation since Mexico has been deemed to be a highly inflationary economy for purposes of applying SFAS No. 52. The Company's stated sales prices are dollar denominated as are a significant amount of its Vacation Interval contracts receivable. Additionally, the Company's debt is US Dollar denominated. Accordingly, the Mexican Pesos are translated to US Dollars for financial reporting purposes in using the US Dollar as the functional currency and exchange gains and losses as well as translation gains and losses are reported in income and expense. The resulting net exchange and translation loss for the period January 1, 1998 through June 30, 1998 was $1,939,000. This net loss was primarily related to the change in the exchange rate of the Peso to the U.S. Dollar during the period January 1, 1998 through June 30, 1998 as follows:

         Exchange rates                              Pesos          U.S. Dollar
         --------------                              -----          ----------
         December 31, 1997.......................    8.083    =         $1.00
         March 31, 1998..........................    8.517    =         $1.00
         June 30, 1998...........................    9.041    =         $1.00

     The future valuation of the Peso related to the U.S. Dollar cannot be determined, estimated or projected.

NOTE 3 - 1997 LONG TERM INCENTIVE PLAN

     On August 18, 1997, the Board of Directors and the Company's stockholders approved the Company's 1997 Long Term Incentive Plan (the "Plan"). The purpose of the Plan is to provide directors, officers, key employees, consultants and other service providers with additional incentives by increasing their ownership interest in the Company. Individual awards under the Plan may take the form of one or more of (i) either incentive stock options or non-qualified stock options; (ii) stock appreciation rights; (iii) restricted or deferred stock;
(iv) dividend equivalents and (v) other awards not otherwise provided for, the value of which is based in whole or in part upon the value of the common stock.

     The maximum number of shares of common stock that may be subject to outstanding awards, determined immediately after the grant of any award, may not exceed the greater of 808,000 shares or 8% of the aggregate number of shares of common stock outstanding.

     At June 30, 1998, stock options covering 402,500 common shares had been granted under this plan with an exercise price of $5.00 to $7.70 per common share representing their fair value or greater than their fair value, as determined by the Board of Directors, at the date of grant. These options are generally exercisable over a period of ten years from the date of grant.

NOTE 4 - SHAREHOLDERS' INVESTMENT

     On April 1, 1998, the Company issued 71,428 shares of Common Stock for $7.00 per share, for an aggregate of $499,996, to five individuals in a transaction exempt from registration under Section 4(2) of the Securities Act. Of these shares, 46,428 were sold for cash and 25,000 were sold for $35,000 in cash and a non-recourse promissory note for the remaining $140,000. This note was secured by a pledge of the shares sold.

NOTE 5 - SUBSEQUENT EVENTS

Acquisitions

     On July 27, 1998, the Company, through it's wholly owned subsidiary, Raintree Canada, purchased Whiski Jack Resorts, Ltd. and it's affiliates (collectively, "Whiski Jack"), which have been engaged in the vacation ownership business for over 18 years in Whistler, British Columbia, Canada. Whiski Jack had revenues of approximately $9.9 million and earnings of approximately $205,000 for the year ended December 31, 1997. The purchase of Whiski Jack was effected for approximately $6.0 million. In addition, the Company paid approximately $700,000 of debt owed by Whiski Jack. As part of this transaction Raintree Canada has pledged all of the common stock of Whiski Jack Resorts, Ltd. to the former owners of Whiski Jack. Finally, the purchase agreement contemplates that the sellers may be paid additional consideration based upon the increase of 1998 pro forma earnings of Whiski Jack over 1997 pro forma earnings.

     The Company has executed a letter of intent to acquire the land and facilities of the Villa Vera Hotel & Racquet Club (the "Villa Vera") for $4.5 million. The Villa Vera is in Acapulco, Mexico and has 74 hotel units, 57 of which the Company plans to convert into vacation ownership units that should increase the Company's inventory by approximately 4,000 Vacation Intervals. These Vacation Intervals are expected to be priced on average slightly lower than the Company's intervals at the current Regina Resorts. The Company estimates this conversion will cost $2.0 million. Closing of this acquisition is expected in August 1998. The Villa Vera has been operating on a limited basis during the year ended December 31, 1997 and its revenues and net loss for 1997 were approximately $400,000 and $400,000 respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations and beliefs concerning future events that involve risks and uncertainties, including those associated with the effects of (i) international, national and regional economic conditions and, more particularly, conditions in the international tourism and vacation ownership markets, (ii) the Company's capacity to integrate acquisitions that it has made, and (iii) the availability of capital resources necessary for the Company to execute its business strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Discussions containing such forward-looking statements may be found in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as elsewhere herein. Actual results may differ materially from those projected in the forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this report. Considering the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The following discussion should be read in conjunction with the Financial Statements of Raintree Resorts International, Inc. and related notes thereto, the management's discussion and analysis related thereto, all of which are included in the Registration Statement on Form S-4 filed by the Company with the Securities and Exchange Commission and the financial statements and notes thereto contained herein.

COMPARISONS OF THE SIX MONTHS ENDED JUNE 30, 1998 TO THE SIX MONTHS ENDED JUNE 30, 1997

     Vacation interval sales increased by $1.8 million, or 7.4%, from approximately $24.7 million for the six months ended June 30, 1997 to approximately $26.5 million for the six months ended June 30, 1998. The primary reason for this increase was the implementation of new marketing programs combined with the opening of two new sales offices during the first half of 1998. The revenue increase occurred despite the fact that the number of intervals sold were negatively impacted by the change in the VAT tax laws effective January 1, 1998 whereby the sale of vacation intervals became subject to either a 10% or 15% VAT. The increase in intervals sold in the first six months of 1998 also was negatively impacted due to a decrease in the level of tourism in each of the resort destinations where the Regina resorts are located due to a milder winter in the U.S. and Canada as compared to the first six months of 1997.

     The number of intervals sold increased by 27, or 1.3%, from 2,135 for the six months ended June 30, 1997 to 2,162 for the six months ended June 30, 1998. The average price per interval sold decreased $234 per interval, or 2.0%, from $11,817 for the six months ended June 30, 1997 to $11,583 for the six months ended June 30, 1998. This decrease in price per interval sold was mostly attributable to the decrease in average selling price due to the Company's absorption of part of the taxes arising from the VAT tax law change, however, the total gross sales value per interval sold (vacation interval sales price plus VAT billed) has increased $1,170 or 9.9% from $11,817 per interval sold for the period ended June 30, 1997 to a gross value of $12,987 per interval sold for the period ended June 30, 1998.

     Rental and service fee income decreased by $2.2 million, or 33.1%, from approximately $6.6 million for the six months ended June 30, 1997 to approximately $4.4 million for the six months ended June 30, 1998. The decrease was due in part to the rental of units to Westin at an average rate lower than that experienced by the Company during the first six months of 1997. The rate negotiated with Starwood would have been higher except that a one-time fee of $1.25 million was also negotiated with Starwood ($625,000 in the first six months of 1998). This fee was recognized in other income. Rental and service fee income was also negatively impacted because the negotiated agreement with Starwood precludes the Company from renting the remaining unsold units to transient vacationers other than Club Regina members and their guests and guests secured through marketing and promotional programs. Finally, increased usage by a larger owner base resulted in fewer unsold units available for rental to guests of members or for use in marketing promotions.

     Interest income on vacation receivables increased by $0.7 million, or 29.5%, from approximately $2.2 million for the six months ended June 30, 1997 to approximately $2.9 million for the six months ended June 30, 1998. This increase is due primarily to receivables increasing by $12.2 million from approximately $36.7 million at June 30, 1997 to approximately $48.9 million on June 30, 1998.

     Other revenues increased by $0.4 million, or 39.9%, from approximately $1.0 million for the six months ended June 30, 1997 to approximately $1.4 million for the six months ended June 30, 1998. This increase was due to an increase in consulting services provided to Bancomer and other tourism related companies and an increase in interest income on net proceeds from the December 1997 $100.0 million senior note offering which increased $0.3 million from zero for the six months ended June 30, 1997 to $0.3 million for the six months ended June 30, 1998.

     Cost of vacation interval sales increased $0.5 million, or 10.1 %, due primarily to the 7.4 % increase in vacation interval sales noted earlier. A portion of the increase in cost of vacation ownership sales, however, was attributable to a change in the mix of intervals sold and slightly higher acquisition costs.

     Advertising, sales and marketing expenses increased $0.8 million, or 7.8%, from approximately $9.8 million for the six months ended June 30, 1997 to $10.6 million for the six months ended June 30, 1998. This increase was directly related to the opening of new sales offices in Mexico and was consistent with the overall increase in vacation interval sales noted previously of 7.4%.

     Maintenance and energy expenses increased $0.3 million, or 5.5%, from approximately $3.7 million for the six months ended June 30, 1997 to approximately $4.0 million for the six months ended June 30, 1998. As a percentage of total revenue, maintenance and energy expenses remained constant at approximately 11.0% of total revenues. The increase in operations, maintenance and energy expenses was due to higher overall occupancy in the Vacation Interval units for the six months ended June 30, 1998 compared to the six months ended June 30, 1997.

     The Company realized VAT tax savings of $1.8 million during the first six months of 1998 as compared to the first six months of 1997. This savings is a result of VAT tax law changes that went into effect January 1, 1998 which allow the Company to recover all VAT taxes paid. This VAT tax law change now subjects intervals sold to the collection of VAT taxes. These VAT taxes collected are used to offset all VAT taxes paid by the Company for goods and services procured.

     General and administrative expenses increased $1.9 million, or 63.4%, from approximately $3.0 million for the six months ended June 30, 1997 to approximately $4.9 million for the six months ended June 30, 1998. Primary causes of this increase included: 1) approximately $600,000 for increased compensation of certain key executives, plus an increase in the number of executive, administrative and temporary personnel in Mexico to support an active development program and an administrative operation independent of the prior owner, 2) increased legal and accounting fees, which totaled approximately $400,000 during the first six months of 1998, 3) $687,500 related to the payment of an administrative service fee to Jefferies & Co., and 4) approximately $100,000 in various external consulting fees.

     Interest expense was approximately $1.2 million less in the first six months of 1998 as compared to the first six months of 1997 due primarily to the capitalization of interest expenses associated with the land development in Cozumel during the first six months of 1998.

     Loan amortization costs increased approximately $0.4 million, or 72.1%, between 1997 and 1998 due to higher than anticipated capitilizable offering expenses associated with the $100.0 million senior note issuance in December 1997.

     Depreciation expense totaled approximately $219,000 in 1998 versus $39,000 in 1997. This increase was due primarily to leasehold improvements associated with the relocation of the Mexico City headquarters during the first quarter of 1998 combined with the implementation of new RCC software, which is the main operations software used by the company.

     Foreign currency exchange losses totaled approximately $1.9 million during the first six months of 1998 compared to approximately $0.1 million during the first six months of 1997. The value of the peso decreased from 8.08 per US$ at December 31, 1997 to 9.04 per US$ at June 30, 1998, or 11.9%, causing the large exchange loss in 1998. The Company maintains a portfolio of UDI receivables (receivables denominated in an alternate Mexican currency that is adjusted for inflation on a daily basis) to help offset the peso devaluation. These inflation adjustments should offset the long-term effect of the peso devaluation but do not offset the short-term losses as have occurred during the first six months of 1998. The amount of UDI inflation adjustments, which is included under Interest income on vacation interval receivables was $1.0 million during both the first six months of 1998 and the first six months of 1997. The primary reason the translation loss was only $0.1 million during the first six months of 1997 was that during the first six months of 1997 the peso decreased minimally in value from 7.85 per US$ to 7.96 per US$, or 1.4%.

COMPARISONS OF THE THREE MONTHS ENDED JUNE 30, 1998 TO THE THREE MONTHS ENDED JUNE 30, 1997

     Vacation interval sales increased by $1.8 million, or 17.5%, from approximately $10.6 million for the three months ended June 30, 1997 to approximately $12.4 million for the three months ended June 30, 1998. The primary reason for this increase was the implementation of new marketing programs combined with the opening of two new sales offices during the first half of 1998. The revenue increase occurred despite the fact that the number of intervals sold were negatively impacted by the change in the VAT tax laws effective January 1, 1998 whereby the sale of Vacation Intervals became subject to either a 10% or 15% VAT. The increase in intervals sold in the first six months of 1998 also was negatively impacted due to a decrease in the level of tourism in each of the resort destinations where the Regina resorts are located.

     Rental and service fee income decreased by $0.8 million, or 30.3%, from approximately $2.8 million for the three months ended June 30, 1997 to approximately $2.0 million for the three months ended June 30, 1998. The decrease was due in part to the rental of units to Westin at an average rate lower than that experienced by the Company during the second quarter of 1997. The rate negotiated with Starwood would have been higher except that a one-time fee of $1.25 million was also negotiated with Starwood ($312,500 in the second quarter of 1998). This fee was recognized in other income. Rental and service fee income was also negatively impacted because the negotiated agreement with Starwood precludes the Company from renting the remaining unsold units to transient vacationers other than Club Regina members and their guests and guests secured through marketing and promotional programs. Finally, increased usage by a larger owner base resulted in fewer unsold units available for rental to guests of members or for use in marketing promotions.

     Interest income on vacation interval receivables increased by $0.7 million, or 65.2%, from approximately $1.0 million for the three months ended June 30, 1997 to approximately $1.7 million for the three months ended June 30, 1998. This increase is due to receivables increasing by $12.2 million from approximately $36.7 million at June 30, 1997 to approximately $48.9 million on June 30, 1998.

     Other revenues remained unchanged at $0.6 million during both the second quarter of 1998 as compared to the second quarter of 1997.

     Cost of vacation ownership sales increased $0.4 million, or 19.3%, due to the 17.5% increase in vacation interval sales noted earlier, plus a change in the mix of intervals sold and slightly higher acquisition costs.

     Advertising, sales and marketing expenses increased $0.2 million, or 3.6%, from approximately $4.8 million for the three months ended June 30, 1997 to $5.0 million for the three months ended June 30, 1998. This increase was directly related to the opening of two new sales offices in Mexico and was consistent with the overall increase in vacation interval sales experienced during the second quarter of 1998.

     Maintenance and energy costs remained unchanged at approximately $2.0 million during both the second quarter of 1998 and second quarter of 1997. This despite the fact that overall vacation interval sales increased by 17.5%.

     The Company realized VAT tax savings of $1.1 million during the second quarter of 1998, in which no VAT was recorded, as compared to the second quarter of 1997. This savings is a result of VAT tax law changes that went into effect January 1, 1998 which allow the company to recover all VAT taxes paid. This VAT tax law change now subjects intervals sold to the collection of VAT taxes. These VAT taxes collected are used to offset all VAT taxes paid by the Company for goods and services procured.

     General and administrative expenses increased $2.0 million, or 149.1%, from approximately $1.3 million for the three months ended June 30, 1997 to approximately $3.3 million for the three months ended June 30, 1998. Primary causes of this increase included: 1) approximately $350,000 for increased compensation of certain key executives, plus an increase in the number of executive, administrative and temporary personnel in Mexico to support an active development program and an administrative operation independent of the prior owner, 2) increased legal and accounting fees, which totaled approximately $250,000 during the second quarter of 1998, 3) approximately $312,500 related to the payment of an administrative service fee to Jefferies & Co., and 4) approximately $80,000 in various external consulting fees.

     Interest expense was $0.8 million favorable in the second quarter of 1998 as compared to the second quarter of 1997 due primarily to the capitalization of interest expenses associated with the land development in Cozumel during the second quarter of 1998.

     Loan amortization costs increased $0.4 million, or 144.2%, between the second quarter of 1997 and the second quarter of 1998 due to higher than anticipated capitilizable offering expenses associated with the $100 million senior note issuance in December 1997.

     Depreciation expense totaled $139,000 in the second quarter of 1998 versus $20,000 in 1997. This increase was due primarily to leasehold improvements associated with the relocation of the Mexico City headquarters during the first quarter of 1998 combined with the implementation of new RCC software, which is the main operations software used by the company.

     Foreign currency exchange losses totaled approximately $1.5 million during the second quarter of 1998 compared to a translation loss totaling less than $0.1 million during the second quarter of 1997. The value of the peso decreased from 8.51 per US$ at March 31, 1998 to 9.04 per US$ at June 30, 1998, or 6.2%, causing the large exchange loss in the second quarter of 1998. The Company maintains a portfolio of UDI receivables (receivables denominated in an alternate Mexican currency that is adjusted for inflation on a daily basis) to help offset the peso devaluation. These inflation adjustments are intended to offset the long-term effect of the peso devaluation but do not offset the short-term losses as have occurred during the second quarter of 1998. The amount of UDI inflation adjustments, which is included under Interest income on vacation interval receivables was $0.7 million in the second quarter of 1998 as compared to $0.3 million in the second quarter of 1997. The primary reason the translation loss was only $0.1 million during the first six months of 1997 was that the peso decreased minimally in value during the second quarter of 1997 from 7.89 per US$ to 7.96 per US$, or 0.9%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generates cash for operations from the sale of Vacation Intervals, financing activities related to the sale of Vacation Intervals, rental of unsold Vacation Interval units to Starwood (which rental terminates in August 1998), and from the receipt of service fees charged to Members. With respect to the sale of Vacation Intervals, the Company generates cash from the receipt of down payments and payments on account from new Members acquiring Vacation Intervals. The Company generates profits related to financing of Vacation Interval sales based on the interest charged on the Vacation Interval Receivables. At June 30, 1998 approximately (i) 62% of all of the Vacation Interval Receivables were U.S. dollar denominated and had a weighted average interest rate of 14.2%, (ii) 29% of all Vacation Interval Receivables were denominated in UDI's, an obligation denominated in pesos which is adjusted for Mexican inflation, and had a weighted average interest rate of 8.0%, and (iii) 9% of all Vacation Interval receivables were denominated in pesos and had a weighted average interest rate of 19.0%.

     At July 31, the Company had $105.8 million of debt outstanding as follows:
(i) $100.0 million of 13% Senior Notes due 2004 (the "Senior Notes"), (ii) $3.0 million outstanding under the Company's certain notes outstanding in favor of Bancomer Sociedad Anonima de Capital Variable, Institucion de Banca Multiple, Grupo Fianciero ("Bancomer") which bear interest at 11.5% and (iii) $1.0 in 10% promissory notes due on the earlier of October 31, 1998 and the date the Company closes an initial public offering of its common stock, and (iv) $1.8 of debt bearing interest at 10% due September 30, 1998. The amounts under the notes are due no later than four years from August of 1998. The debt described in clauses
(iii) and (iv) is non-recourse to the registrants and is owed by "Unrestricted Subsidiaries" (as defined in the indenture governing the senior notes). In addition to such debt, through an Unrestricted Subsidiary, the Company has 20,775 shares of 10% redeemable convertible preferred stock (the "Raintree Canada Convertible Preferred"), with a liquidation preference of $100 per share, outstanding. The Raintree Canada Convertible Preferred accrues dividends at the rate of 10% per annum, which dividends are required to be paid quarterly beginning on October 31, 1998. If the Company has not satisfied certain conditions prior to November 1, 1998 and prior to April 1, 1999, the Raintree Canada Convertible Preferred will be redeemable by the holders thereof in installments of $500,000 beginning April 1, 1999, and thereafter quarterly. If the conditions are met, the Raintree Canada Convertible Preferred will automatically convert into shares of exchangeable preferred (the "Raintree Canada Exchangeable Preferred") of Raintree Canada, based on the price of the Company's Common Stock, if publicly traded. Each share of Raintree Canada Exchangeable Preferred cannot be transferred and will only be exchangeable for one share of the Company's Common Stock.

     The Company requires funds to finance capital improvements and the expansion, acquisition and development of vacation ownership resorts and to finance customer purchases of Vacation Intervals. To finance current capital improvement programs, including activities at Los Cabos and Cozumel, the Company intends to rely on cash generated form operations, borrowing capacity to be made available under a $20.0 million line of credit approved by Bancomer, the remaining proceeds of the senior notes, and possible additional construction financing.

     On April 1, 1998, the Company issued 71,428 shares of Common Stock for $7.00 per share, for an aggregate of $499,996, to five individuals in a transaction exempt from registration under Section 4(2) of the Securities Act. Of these shares, 46,428 were sold for cash and 25,000 were sold for $35,000 in cash and a non-recourse promissory note for the remaining $140,000. This note was secured by a pledge of the shares sold.

     The Company believes that its current financial position is sufficient to meet the Company's working capital and capital expenditure needs for the near future. However, depending upon conditions in the capital markets and other factors, the Company will, from time to time, consider the issuance of debt, equity or other securities, the proceeds of which would be used to finance acquisitions, to refinance debt or for general corporate purposes. The Company believes that its properties are adequately covered by insurance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     From April 1, 1998 through June 30, 1998, the Company issued and sold the following unregistered securities:

     On April 1, 1998, the Company issued 71,428 shares of Common Stock for $7.00 per share, for an aggregate of $499,996, to five individuals in a transaction exempt from registration under Section 4(2) of the Securities Act. Of these shares, 46,428 were sold for cash and 25,000 were sold for $35,000 in cash and a non-recourse promissory note for the remaining $140,000. This note was secured by a pledge of the shares sold.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Raintree Resorts International, Inc. held its Annual Meeting of Shareholders on May 6, 1998. At the Annual Meeting, the Shareholders (i) elected two directors to hold office until the next annual meeting of Shareholders and until their respective successors are duly elected and qualified, (ii) ratified the Board of Directors' approval to amend the Company's certificate of incorporation to change the name of the Company from Club Regina Resorts, Inc. to Raintree Resorts International, Inc. and (iii) ratified the selection of Ernst & Young, LLP as the Company's independent accountants for the fiscal year ending December 31, 1997. The votes were cast as follows:

                                                          FOR                             WITHHELD
                                                          ---                             --------
         (i)       Elect Directors
                     Christel DeHaan                   9,633,107                             0
                     Thomas R. Powers                  9,633,107                             0


         (ii)      Name Change
                          FOR                           AGAINST                           ABSTAIN
                          ---                           -------                           -------
                       9,633,107                           0                                 0


         (iii)     Ratify Selection of Independent Accountants
                          FOR                           AGAINST                           ABSTAIN
                          ---                           -------                           -------
                       9,633,107                           0                                 0


ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

     The following is a list of exhibits filed as part of this quarterly report.

        EXHIBIT NO.                                            DESCRIPTION
        -----------                                            -----------
            2.1        Stock Purchase Agreement, dated as of July 27, 1998, by and among Raintree Resorts
                       International, Inc., a Nevada corporation, Raintree Resorts Canada, LLC, a Delaware limited liability company,  Raintree Resorts International Canada, Ltd., a British Columbia
                       corporation, Whiski Jack Resorts Ltd., a British Columbia corporation, Northface Realty Co.
                       Ltd. a British Columbia corporation, G. B. Properties Ltd., K. B. Ventures Ltd., M. M. & M.
                       Management Ltd., and Shawndra Enterprises Ltd., N. Kent Bubbs, Patricia J. Bubbs, Geraldine
                       L. Bubbs and G. Michael McGeough.

            4.1        Articles of Raintree Resorts Holdings Ltd. (Canada) dated July 19, 1998.

            4.2        Voting Trust, Exchange and Support Agreement, dated as of July 27, 1998, by and among
                       Raintree Resorts International, Inc., Raintree Resorts International Canada Ltd. and
                       Raintree Resorts Holdings, ULC.

            10.1       Agreement on Opening of Loan Against  Current Account with Trust Guarantee, dated July 20,
                       1998, by and among Bancomer Sociedad Anonima de Capital Variable, Institucion de Banca
                       Multiple, Grupo Financiero, C.R. Resorts Capital S. de R.L. de C.V., and C.R. Resorts
                       Puerto Vallarta, Variable Capital Limited Liability Corporation.

            10.2 Registration Rights Agreement, dated as of July 27, 1998, by and among Raintree Resorts International, Inc., a Nevada corporation, and certain Shareholders thereof.

            27.1       Financial Data Schedule.


         (b)   Reports on Form 8-K

               The Company filed an initial Current Report on Form 8-K with respect to a change in its accountants with the Securities and Exchange Commission on August 3, 1998 and amended it on August 6, 1998.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants, Raintree Resorts International, Inc. and CR Resorts Capital S. de R.L. de C.V., have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                                   RAINTREE RESORTS INTERNATIONAL, INC.







Date:  August _______, 1998        /s/  George D. Stroesenreuther
                                   --------------------------------------------
                                   George D. Stroesenreuther
                                   Senior Vice President-Finance and Accounting
                                   (Principal Accounting Officer)






                                   CR RESORTS CAPITAL S. DE R. L. DE C.V.




Date:  August _______, 1998        /s/  George D. Stroesenreuther
                                   --------------------------------------------
                                   George D. Stroesenreuther
                                   Senior Vice President-Finance and Accounting
                                   (Principal Accounting Officer)

                                 EXHIBIT INDEX


        Exhibit No.                                            Description
        -----------                                            -----------
            2.1        Stock Purchase Agreement, dated as of July 27, 1998, by and among Raintree Resorts
                       International, Inc., a Nevada corporation, Raintree Resorts Canada, LLC, a Delaware limited liability company,  Raintree Resorts International Canada, Ltd., a British Columbia
                       corporation, Whiski Jack Resorts Ltd., a British Columbia corporation, Northface Realty Co.
                       Ltd. a British Columbia corporation, G. B. Properties Ltd., K. B. Ventures Ltd., M. M. & M.
                       Management Ltd., and Shawndra Enterprises Ltd., N. Kent Bubbs, Patricia J. Bubbs, Geraldine
                       L. Bubbs and G. Michael McGeough.

            4.1        Articles of Raintree Resorts Holdings Ltd. (Canada) dated July 19, 1998.

            4.2        Voting Trust, Exchange and Support Agreement, dated as of July 27, 1998, by and among
                       Raintree Resorts International, Inc., Raintree Resorts International Canada Ltd. and
                       Raintree Resorts Holdings, ULC.

            10.1       Agreement on Opening of Loan Against Current Account with Trust Guarantee, dated July 20,
                       1998, by and among Bancomer Sociedad Anonima de Capital Variable, Institucion de Banca
                       Multiple, Grupo Financiero, C.R. Resorts Capital S. de R.L. de C.V., and C.R. Resorts
                       Puerto Vallarta, Variable Capital Limited Liability Corporation.

            10.2 Registration Rights Agreement, dated as of July 27, 1998, by and among Raintree Resorts International, Inc., a Nevada corporation, and certain Shareholders thereof.

            27.1       Financial Data Schedule.