Form 10-Q
period 1998-09-30
RAINTREE RESORTS INTERNATIONAL INC; CR RESORTS CAPITAL S DE R L DE C V
filed 1998-11-13
CIK 1058737, 1058736

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


                                 10000 MEMORIAL
                                    SUITE 480
                              HOUSTON, TEXAS 77024
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (713) 613-2800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     INDICATED BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

     As of September 30, 1998, there were outstanding 10,772,428 shares of common stock, par value $0.001 per share, of the Registrant. *CR Resorts Capital, S. de R. L. de C. V., a subsidiary of Raintree Resorts International, Inc., is a co-registrant, formed under the laws of the United Mexican States (Mexican tax identification number CRC 970811E5A).


===============================================================================

                      RAINTREE RESORTS INTERNATIONAL, INC.

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION...............................................................................   3

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS:
         Consolidated Balance Sheets as of September 30, 1998 (Unaudited) and December
              31, 1997......................................................................................   3
         Consolidated Statements of Operations for the Three and Nine Months
              Ended September 30, 1998 (Unaudited) and September 30, 1997...................................   4
         Consolidated Statements of Cash Flows for the Nine Months
              Ended September 30, 1998 (Unaudited) and September 30, 1997 ..................................   5
         Consolidated Statements of Comprehensive Income for the Three and Nine Months
              Ended September 30, 1998 (Unaudited) and September 30, 1997                                      6
         Notes to Consolidated Financial Statements.........................................................   7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................................................   13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................   20

PART II. OTHER INFORMATION..................................................................................   20

         Item 1. Legal Proceedings..........................................................................   20
         Item 2. Changes in Securities and Use of Proceeds..................................................   20
         Item 3. Defaults Upon Senior Securities............................................................   20
         Item 4. Submission of Matters to a Vote of Security Holders........................................   20
         Item 5. Other Information..........................................................................   20
         Item 6. Exhibits and Reports on Form 8-K...........................................................   21

SIGNATURES..................................................................................................   22


                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      RAINTREE RESORTS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                         SEPT. 30,     DEC. 31,
                                                                                           1998          1997
                                                                                        (UNAUDITED)
                                                                                         ---------     ---------

ASSETS
    Cash and cash equivalents                                                              4,265         8,995
    Restricted Cash                                                                        1,047          --
    Vacation interval receivables and other trade receivables, net                        52,358        39,952
    Reimbursements receivable from Starwood Lodging Corporation for shared
       acquisition costs                                                                    --           1,877
    Inventories                                                                              945           964
    Taxes receivable                                                                       2,261         3,372
    Fixed assets, net                                                                      3,383         1,518
    Land held for vacation ownership development                                          20,882        12,680
    Investment in a 50% held company, at cost less the company's share of                  2,451         2,475
        losses
    Cost of unsold vacation ownership intervals and related club memberships              28,060        31,612
    Investment in hotel agreement                                                          4,000         4,000
    Deferred loan costs, net                                                               6,915         7,900
    Goodwill, net                                                                          3,597          --
    Prepaid and other assets                                                               2,745         1,175
                                                                                         -------       -------
TOTAL ASSETS                                                                             132,909       116,520


LIABILITIES
    Accounts payable and accrued liabilities                                              15,431         7,654
    Notes payable to a bank                                                                2,584         1,000
    Notes payable to a third party                                                         5,000          --
    Mortgages payable                                                                      2,543          --
    Senior notes and interest due 2004, net of unamortized original issue                 95,172        90,780
        discount
    Taxes payable                                                                            557           975
    Unearned service fees                                                                  2,560         3,059
                                                                                         -------       -------
TOTAL LIABILITIES                                                                        123,847       103,468


SHAREHOLDERS' INVESTMENT
    Common stock, par value $.001, 45,000,000 shares authorized 10,701,000                    11            11
        and 10,772,428 shares issued and outstanding at December 31, 1997 and
        September 30, 1998, respectively
    Preferred stock, par value $.001, 5,000,000 shares authorized, 37,500 shares               1             1
        issued and outstanding at December 31, 1997 and September 30, 1998
    10% redeemable convertible preferred stock, $100 per share liquidation                 2,078          --
        value, 0 and 20,775 shares issued and outstanding at December 31, 1997 and September 30, 1998, respectively
    Additional paid-in capital                                                             7,546         7,045
    Stock subscription receivable                                                           (140)         --
    Common stock warrants to purchase 1,869,962 common shares                              9,331         9,331
    Cumulative translation adjustment                                                         25          --
    Accumulated deficit                                                                   (9,790)       (3,336)
                                                                                        --------      --------
TOTAL SHAREHOLDERS' INVESTMENT                                                             9,062        13,052
                                                                                        --------      --------
TOTAL LIABILITIES & SHAREHOLDERS' INVESTMENT                                             132,909       116,520


                      RAINTREE RESORTS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                NINE MONTHS ENDED                   THREE MONTHS ENDED
                                                                   SEPTEMBER 30,                        SEPTEMBER 30,
                                                       ------------------------------      ------------------------------
                                                              1998            1997                1998            1997
                                                             ACTUAL         PRO FORMA            ACTUAL         PRO FORMA
                                                       ------------      ------------      ------------      ------------
REVENUES:
    Vacation interval sales                            $     39,836      $     37,029      $     13,325      $     12,339
    Rental and service fee income                             6,783             8,800             2,343             2,165
    Interest income on vacation interval                      4,125             3,378             1,256             1,162
         receivables
    Other                                                     2,163             2,303               739             1,285
                                                       ------------      ------------      ------------      ------------
TOTAL REVENUES                                               52,907            51,510            17,663            16,951

COST AND OPERATING EXPENSES:
     Cost of vacation interval sales                          8,988             8,288             3,137             2,976
     Provision for doubtful accounts                          3,238             3,379             1,153             1,126
     Advertising, sales and marketing                        16,504            14,812             5,932             5,002
     Maintenance and energy                                   6,114             5,697             2,161             1,949
     Mexican taxes - VAT                                       --               2,728              --                 906
     General & Administrative                                 7,788             4,436             2,935             1,466
                                                       ------------      ------------      ------------      ------------
TOTAL COST & OPERATING EXPENSES                              42,632            39,340            15,318            13,425

                                                       ------------      ------------      ------------      ------------
OPERATING INCOME                                             10,275            12,170             2,345             3,526

FINANCING EXPENSES:
    Interest Expense - Cash                                   9,038            10,179             3,135             3,393
    Interest Expense - Non Cash                                 999               999               333               333
    Amortization of deferred loan cost                        1,005               855               335               285
    Depreciation                                                333                61               114                22
    Amortization of goodwill                                    677              --                 677              --
                                                       ------------      ------------      ------------      ------------
TOTAL FINANCING EXPENSES                                     12,052            12,094             4,594             4,033

    Foreign currency exchange losses                          3,775               308             1,836               254

                                                       ------------      ------------      ------------      ------------
NET INCOME (LOSS) BEFORE INCOME TAXES                        (5,552)             (232)           (4,085)             (761)


TAXES:
    US income taxes                                            --                --                --                --
    Canadian taxes                                             --                --                --                --
    Mexican IMPAC taxes                                         900               900               300               300
                                                       ------------      ------------      ------------      ------------
TOTAL TAXES                                                     900               900               300               300
NET LOSS BEFORE PREFERRED DIVIDENDS                          (6,452)           (1,132)           (4,385)           (1,061)

Preferred Dividends                                             464               465               155               155

                                                       ------------      ------------      ------------      ------------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                    (6,916)           (1,597)           (4,540)           (1,216)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         10,748,619        10,100,000        10,772,428        10,100,000

BASIC AND DILUTED NET LOSS PER SHARE                          (0.64)            (0.16)            (0.42)            (0.12)


                      RAINTREE RESORTS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   NINE MONTHS
                                                                                 ENDED SEPTEMBER 30,
                                                                              ----------------------
                                                                               1998           1997
                                                                              -------        -------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES

Net loss before preferred                                                     (6,452)        (1,132)
dividends

Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                              2,337             12
    Provision for doubtful accounts                                            3,238            768
    Amortization of goodwill                                                     677           --
    Equity loss in 50% held company                                               24           --

Changes in operating assets and liabilities:
    Restricted Cash                                                             (594)          --
    Vacation interval receivables and other trade receivables                 (9,394)           149
    Reimbursements receivable from Starwood Lodging Corporation                1,877           --
    Inventories                                                                   19           --
    Mexican taxes receivable                                                   1,111           --
    Cost of unsold vacation ownership intervals                                6,113           --
    Prepaid and other assets                                                  (1,140)        (2,595)
    Accounts payable and accrued liabilities                                   3,171          1,261
    Taxes payable                                                               (440)          (266)
    Unearned service fees                                                         67            503
                                                                             -------        -------
Net cash provided by operations                                                  614         (1,300)

CASH FLOWS USED IN INVESTING ACTIVITIES
    Purchase of Vacation Ownership business, net of cash acquired               (875)       (85,482)
    Purchase of land held for vacation ownership development                  (8,202)          --
    Additions to fixed assets                                                 (2,035)          --
                                                                             -------        -------
Net cash used in investing activities                                        (11,112)       (85,482)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
    Capital contributions                                                        361             14
    Additional note payable                                                    5,000
    Proceeds from shareholder loans                                             --            4,900
    Proceeds from issuance of mortgages payable                                 (121)
    Proceeds from issuance of notes payable to a bank in                        --           82,954
         connection with the purchase of the Club Regina Resorts
    Additional bank loans                                                      1,000           --
                                                                             -------        -------
Net cash provided by financing activities                                      6,240         87,868

Effect of exchange rate changes on cash                                         (472)          --

CHANGE IN CASH AND CASH EQUIVALENTS (DECREASE)                                (4,730)         1,086

Cash and cash equivalents at the beginning of the period                       8,995          2,056

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                             4,265          3,142

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest Paid                                                               7,150           --
   Income Taxes Paid                                                             683            350


                      RAINTREE RESORTS INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)




                                                            NINE MONTHS ENDED           THREE MONTHS ENDED
                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                         -----------------------      -----------------------
                                                                         1997                          1997
                                                           1998          PRO           1998            PRO
                                                          ACTUAL        FORMA         ACTUAL          FORMA


Net Income (Loss)                                        $(6,452)       $(1,132)       $(4,385)       $(1,061)
Other Comprehensive Loss:
     Foreign Currency Translation                            (25)           --             (25)           --
          Adjustment
Comprehensive Income (Loss)                              $(6,477)       $(1,132)       $(4,410)       $(1,061)

                                                         -------        -------        -------        -------

                      RAINTREE RESORTS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE 1 - ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION:

      On August 18, 1997, Raintree Resorts International, Inc. (formerly Club Regina Resorts, Inc.) (the "Company"), purchased all of the stock of Desarrollos Turisticos Regina S. de R.L. de C.V. and its subsidiaries (the "Predecessor Business") representing net vacation ownership assets of approximately $86.8 million. Concurrent with the purchase, the real property of the Predecessor Business was segregated into condominium regimes so that the Regina Resorts and Westin Hotels would be able to be owned by separate companies. The Westin Hotels were then sold by the Company to an affiliate of Starwood Lodging Trust and Starwood Lodging Corporation (collectively "Starwood"). These transactions are referred to as the "Purchase Transactions." As a result of these Purchase Transactions, the Company owns and operates three luxury Mexican vacation ownership resorts in Cancun, Puerto Vallarta and Cabo San Lucas, Mexico. The Company's principal operations consist of (1) acquiring and developing vacation ownership resorts, (2) marketing and selling vacation ownership intervals, (3) providing consumer financing for the purchase of vacation ownership intervals at its resorts, and (4) managing the operations of its resorts. Prior to August 18, 1997 the Company did not have significant operations or revenues.

      On July 24, 1998, the Company, through a wholly owned subsidiary, Raintree Resorts International Canada Ltd. ("Raintree Canada"), purchased Whiski Jack Resorts, Ltd. and it's affiliates (collectively, "Whiski Jack"). Whiski Jack has been engaged in the vacation ownership business for over 18 years in Whistler, British Columbia, Canada. Whiski Jack had revenues of approximately $9.9 million and earnings of approximately $0.2 million for the year ended December 31, 1997. The total purchase price of Whiski Jack was approximately $6.6 million which included a debt repayment of approximately $2.4 million on behalf of Whiski Jack. A portion of the purchase price was paid through the issuance of 20,775 shares of 10% redeemable convertible preferred stock in Raintree Canada (the "Raintree Convertible Preferred"). This Raintree Convertible Preferred has a liquidation preference of $100 per share and accrues dividends at the rate of 10% per annum. As part of this transaction Raintree Canada has pledged all of the common stock of Whiski Jack Resorts, Ltd. to the former owners of Whiski Jack. The purchase agreement also contemplates that the sellers may be paid additional consideration based upon the increase of 1998 pro forma earnings of Whiski Jack over 1997 pro forma earnings.

      The information contained in the following notes to the accompanying financial statements is condensed from that which would appear in the annual audited financial statements. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Prospectus contained in the Registration Statement on Form S-4 (File No. 333-49065) filed by the Company with the Securities and Exchange Commission earlier this year.

      The condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading. The financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim periods ended September 30, 1998 and September 30, 1997.

Basis of Presentation

      The summary unaudited financial data is for the three and nine-month periods ended September 30, 1997 and September 30, 1998. The September 30, 1997 data represents pro forma information. The pro forma information for the three and nine-month periods ended September 30, 1997 includes adjustments that the Company considers necessary for a fair presentation of the results of the operations for these periods. The pro forma financial data presents only the vacation ownership segment of the Predecessor Business acquired on August 18, 1997. No proforma adjustments have been included for Whiski Jack as the acquisition of Whiski Jack has been accounted for using the purchase method of accounting. The results of Whiski Jack for the three month period ended September 30, 1997, on a pro forma basis, would have included revenues of approximately $2.2 million and net income after taxes of approximately $0.3 million. Operating results for the three and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire year. The September 30, 1998 data represents actual results for the period with the results of Whiski Jack included from July 24, 1998, the date of the acquisition, forward.

      Certain items in the December 31, 1997 financial statements have been reclassified to conform to the September 30, 1998 presentation.

    NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restricted Cash

      The Company has trust funds associated with its Whiski Jack properties. These funds represent cash received prior to closing and title transfer. These funds are held in a trust account and are not available for use by the Company. These funds are substantially offset by trust liabilities included under accounts payable and accrued liabilities in the balance sheet.

Land Held for Vacation Ownership Development

      The Company owns a parcel of undeveloped beach front property located in Cozumel, Mexico. In addition the Company owns parcels of land adjacent to its Regina Resort located in Cabo San Lucas, Mexico. The Company acquired one of the parcels of land adjacent to its Regina resort during the third quarter of 1998 for a total purchase price of $6.7 million. The Company is actively pursuing development of additional vacation ownership facilities on these parcels of land. Interest expense totaling approximately $2.2 million has been capitalized related to these developmental properties.

Costs of Unsold Vacation Ownership Intervals and Related Club Memberships

      In Mexico the Company is the beneficiary of trusts, which in turn hold fee simple title to the three Regina Resorts. The Company allocates acquisition costs related to these Resorts, to the extent that such vacation ownership interests (the "Vacation Intervals") related thereto were unsold, within the balance sheet as "Cost of unsold vacation ownership intervals and related club memberships." At December 31, 1997 and September 30, 1998, the Company held rights for approximately 12,600 and 9,400 annual and biannual Vacation Intervals, respectively.

      Trust rights for the Mexican properties are carried at the lower of carrying amount or fair value less cost to sell. Fair value is estimated by discounting estimated future net cash flow from the sale of such rights.

      In Canada the Company sells vacation interval ownership properties on a weekly interval basis under a fee simple title arrangement. The Company reports its costs related to these properties at the lower of cost or market, within the balance sheet as "Cost of unsold vacation ownership intervals and related club memberships". At September 30, 1998 the Company held title to properties totaling approximately 400 weeks.

Goodwill

      On July 24, 1998 the Company acquired the assets and assumed certain liabilities of Whiski Jack for approximately $6.6 million. The acquisition was accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets and liabilities assumed based upon the fair values at the date of acquisition. The excess purchase price over the fair values of the net assets acquired has been recorded as goodwill, totaling approximately $4.3 million, to be amortized pro rata as the individual weeks acquired in the acquisition are sold.

 Translation of Foreign Currency

      The Company maintains its Mexican accounting records and prepares its financial statements for its Mexican subsidiaries in Mexican Pesos. The balance sheet accounts of the Mexican subsidiaries have been remeasured into U.S. dollars since Mexico has been deemed to be a highly inflationary economy. The Company's stated sales prices are dollar denominated as are a significant amount of its Vacation Interval contracts receivable. Additionally, the Company's debt is US Dollar denominated. Accordingly, the Mexican Pesos are translated to US Dollars for financial reporting purposes using the US Dollar as the functional currency and exchange gains and losses as well as translation gains and losses are reported in income and expense. The resulting net exchange and translation loss for the period January 1, 1998 through September 30, 1998 was $3,775,000. This net loss was primarily related to the change in the exchange rate of the Peso to the U.S. Dollar during the period January 1, 1998 through September 30, 1998 as follows:

EXCHANGE RATES                          PESOS      U.S. DOLLAR
--------------                         ------      -----------
December 31, 1997...............       8.083  =       $ 1.00

March 31, 1998..................       8.517  =       $ 1.00

June 30, 1998...................       9.041  =       $ 1.00

September 30, 1998..............      10.112  =       $ 1.00


      The Company maintains its Canadian accounting records and prepares its financial statements for its

Canadian subsidiaries in Canadian Dollars. The balance sheet accounts of the Canadian subsidiaries have been remeasured into US Dollars. Accordingly, the Canadian Dollars are translated to US Dollars for financial reporting purposes using the US Dollar as the basis for reporting translation gains and losses. The resulting net translation gains and losses are reported as required in the equity section of the balance sheet under the caption "cumulative translation adjustment" as Canada is not considered a highly inflationary economy.

      The future valuation of the Mexican Peso and the Canadian Dollar related to the US Dollar cannot be determined, estimated or projected.

Whiski Jack Acquisition

      The acquisition of Whiski Jack occurred as of July 24, 1998. The following information represents the pro forma results for the year ended December 31, 1997 and the 9 months ended September 30, 1998. These results have been adjusted to include the effect of specific accounting adjustments that restate the operating results as if the acquisition had occurred as of the beginning of each of these periods. The most significant of these adjustments is goodwill.

                            Whiski Jack Resorts Ltd.
                         Summary Statement of Operations
                             (Dollars in Thousands)


                                                 Nine Months Ended              Year Ended
                                               September 30, 1998 Pro        December 31, 1997
                                                        Forma                    Pro Forma
                                               -----------------------       -----------------

Total revenues                                          6,083                      9,873

Operating income                                         (183)                       818

Goodwill amortization                                   1,107                      3,167

Net income (loss)                                      (1,290)                    (2,349)

Basic and diluted loss per share                        (0.12)                     (0.23)


Comprehensive Income

      Comprehensive income is defined by Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, and is net income plus direct adjustments to stockholders' equity. The cumulative translation adjustment of the Company's Canadian foreign subsidiaries is the only such direct adjustment applicable to the Company.

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

      At September 30, 1998, stock options covering 485,000 common shares had been granted to employees of the Company under this plan with an exercise price of $5.00 to $7.70 per common share representing their fair value or greater than fair value of the common shares, as determined by the Board of Directors, at the date of grant. These options are generally exercisable over a period of ten years from the date of grant. No compensation expense has been recorded related to these options.

NOTE 4 - SHAREHOLDERS' INVESTMENT

      No additional shares of common stock in the Company were issued during the third quarter of 1998. The Company did issue 20,775 shares of redeemable convertible preferred stock through its wholly owned subsidiary, Raintree Canada. These shares are redeemable with a liquidation preference of $100 per share. These preferred shares accrue dividends at the rate of 10% per annum, which dividends are required to be paid quarterly beginning on October 31, 1998. If the Company has not satisfied certain conditions prior to November 1, 1998 and prior to April 1, 1999, the Raintree Canada Convertible Preferred will be redeemable by the holders thereof in installments of $500,000 beginning April 1, 1999, and thereafter quarterly. If the conditions are met, the Raintree Canada Convertible Preferred will automatically convert into shares of exchangeable preferred of Raintree Canada, based on the price of the Company's Common Stock, if publicly traded. Each share of Raintree Canada Exchangeable Preferred cannot be transferred and will only be exchangeable for one share of the Company's Common Stock.


NOTE 5 - EARNINGS (LOSS) PER SHARE

      Basic loss per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share also includes the dilutive effect of the assumed conversion of all securities, such as options, warrants, and convertible debt.

      The following is a reconciliation of basic and diluted loss per share:


                                                                                PRO FORMA                          PRO FORMA
                                                             NINE MONTHS       NINE MONTHS       THREE MONTHS     THREE MONTHS
                                                                ENDED             ENDED              ENDED           ENDED
                                                              SEPTEMBER         SEPTEMBER         SEPTEMBER 30,   SEPTEMBER 30,
                                                              30, 1998          30, 1997              1998            1997
                                                            ------------      ------------      ------------      ------------

Basic and Diluted:
Loss available to common shareholders                       $ (6,916,000)     $ (1,597,000)     $ (4,540,000)     $ (1,216,000)
                                                            ------------      ------------      ------------      ------------
  Basic                                                       10,748,619        10,100,000        10,772,428        10,100,000
  Adjustments:
     Warrants associated with Senior Notes                     1,869,962              --           1,869,962              --
     Common stock options (vested)                               117,500              --             117,500              --
                                                            ------------      ------------      ------------      ------------
  Diluted                                                     12,736,081        10,100,000        12,759,890        10,100,000
Loss per share:
  Basic -  weighted  average  number  of  common            $      (0.64)     $      (0.16)     $      (0.42)     $      (0.12)
shares
  Diluted                                                   $      (0.64)     $      (0.16)     $      (0.42)     $      (0.12)

      The assumed conversion of the Company's preferred stock is not included in the calculation of diluted earnings per share since it is antidilutive and since it is only convertible upon the consummation of an initial public offering.



NOTE 6 - PENDING ACQUISITIONS

      The Company has agreed to acquire the land and facilities of the Villa Vera Hotel & Racquet Club (the "Villa Vera") for approximately $6.5 million. The Villa Vera is located in Acapulco, Mexico and has 74 hotel units, 57 of which the Company is having converted into vacation ownership units that should increase the Company's inventory by approximately 4,000 Vacation Intervals. These Vacation Intervals are expected to be priced on average slightly lower than the Company's intervals at the current Regina Resorts. The Company estimates this conversion will cost approximately $1.6 million which will be paid by the seller. The Villa Vera has been operating on a limited basis during the year ended December 31, 1997 and its revenues and net loss for 1997 were approximately $400,000 and $400,000 respectively. The closing of this transaction will occur during the fourth quarter of 1999 following completion of the conversion of the facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations and beliefs concerning future events that involve risks and uncertainties, including those associated with the effects of (i) international, national and regional economic conditions and conditions in the international tourism and vacation ownership markets, (ii) the Company's capacity to integrate acquisitions that it has made, and (iii) the availability of capital resources necessary for the Company to execute its business strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Discussions containing such forward-looking statements may be found in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as elsewhere herein. Actual results may differ materially from those projected in the forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this report. Considering the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The following discussion should be read in conjunction with the Financial Statements of Raintree Resorts International, Inc. and related notes thereto, the management's discussion and analysis related thereto, all of which are included in the Registration Statement on Form S-4 filed by the Company with the Securities and Exchange Commission and the financial statements and notes thereto contained herein.

COMPARISONS OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE PRO FORMA NINE MONTHS ENDED SEPTEMBER 30, 1997

      [The pro forma financial data presents only the vacation ownership segment of the Predecessor Business acquired on August 18, 1997. No pro forma adjustments have been included for Whiski Jack as the acquisition of Whiski Jack has been accounted for using the purchase method of accounting.]

      Vacation interval sales increased by approximately $2.8 million, or 7.6%, from approximately $37.0 million for the nine months ended September 30, 1997 to approximately $39.8 million for the nine months ended September 30, 1998. The acquisition of Whiski Jack contributed approximately $1.2 million of this increase. In Mexico vacation interval sales increased by approximately $1.6 million, or 4.4%, from approximately $37.0 million for the nine months ended September 30, 1997 to approximately $38.7 million for the nine months ended September 30, 1998. The primary reason for this increase in Mexico was the implementation of new marketing programs combined with the opening of two new sales offices during the first nine months of 1998. The revenue increase occurred despite the fact that the number of intervals sold were negatively impacted by the change in the Mexican VAT tax laws effective January 1, 1998 whereby the sale of vacation intervals became subject to either a 10% or 15% VAT. The increase in intervals sold in the first six months of 1998 also was negatively impacted due to a decrease in the level of tourism in each of the Mexican resort destinations where the Regina resorts are located due to a milder winter in the U.S. and Canada. In the third quarter of 1998 vacation interval sales decreased due to the uncertain economic climate in Mexico and throughout the world. Additionally, interval sales in the third quarter of 1998 were negatively impacted due to a hurricane in Los Cabos, a strong tropical storm in Cancun and significant flooding in Puerto Vallarta.

      The number of intervals sold in Mexico decreased by 142, or 4.3%, from 3,293 for the nine months ended September 30, 1997 to 3,151 for the nine months ended September 30, 1998. The average price per interval sold in Mexico decreased $76 per interval, or 0.6%, from $11,852 for the nine months ended September 30, 1997 to

$11,776 for the nine months ended September 30, 1998. This decrease in price per interval sold was mostly attributable to the decrease in average selling price due to the Company's absorption of part of the taxes arising from the VAT tax law change, however, the total gross sales value per interval sold (vacation interval sales price plus VAT billed) has increased $1,243 or 10.5% from $11,852 per interval sold for the period ended September 30, 1997 to a gross value of $13,095 per interval sold for the period ended September 30, 1998.

      Rental and service fee income decreased by approximately $2.1 million, or 22.9%, from approximately $8.8 million for the nine months ended September 30, 1997 to approximately $6.8 million for the nine months ended September 30, 1998. The acquisition of Whiski Jack contributed approximately $0.2 million to offset the decrease in this category. In Mexico rental and service fee income decreased by approximately $2.3 million, or 25.6%, from approximately $8.8 million for the nine months ended September 30, 1997 to approximately $6.5 million for the nine months ended September 30, 1998. The decrease was due in part to the rental of units to Westin at an average rate lower than that experienced by the Company during the first nine months of 1997. The rate negotiated with Starwood would have been higher except that a one-time fee of $1.25 million was also negotiated with Starwood ($885,000 in the first nine months of 1998). This fee was recognized in other income. Rental and service fee income was also negatively impacted because the negotiated agreement with Starwood precludes the Company from renting the remaining unsold units to transient vacationers other than Club Regina members and their guests and guests secured through marketing and promotional programs. Finally, increased usage by a larger owner base resulted in fewer unsold units available for rental to guests of members or for use in marketing promotions.

      Interest income on vacation receivables increased by approximately $0.7 million, or 20.3%, from approximately $3.4 million for the nine months ended September 30, 1997 to approximately $4.1 million for the nine months ended September 30, 1998. This increase is due primarily to Mexican receivables increasing by approximately $5.5 million from approximately $42.6 million at September 30, 1997 to approximately $48.1 million on September 30, 1998.

      Other revenues decreased by approximately $0.1 million, or 6.1%, from approximately $2.3 million for the nine months ended September 30, 1997 to approximately $2.2 million for the nine months ended September 30, 1998. The acquisition of Whiski Jack contributed approximately $0.1 million to offset the decrease in this category. In Mexico other revenues decreased by approximately $0.2 million, or 9.0%, from approximately $2.3 million for the nine months ended September 30, 1997 to approximately $2.1 million for the nine months ended September 30, 1998. This decrease was due to expenses associated with the startup of new theme store locations in Mexico.

      Cost of vacation interval sales increased by approximately $0.7 million, or 8.4%, from approximately $8.3 million for the nine months ended September 30, 1997 to approximately $9.0 million for the nine months ended September 30, 1998. The acquisition of Whiski Jack accounted for approximately $0.4 million of this increase. In Mexico cost of vacation interval sales increased approximately $0.3 million, or 3.7%, from approximately $8.3 million for the nine months ended September 30, 1997 to approximately $8.6 million for the nine months ended September 30, 1998. This increase was primarily attributable to a change in the mix of intervals sold.

      Advertising, sales and marketing expenses increased approximately $1.7 million, or 11.4%, from approximately $14.8 million for the nine months ended September 30, 1997 to approximately $16.5 million for the nine months ended September 30, 1998. The acquisition of Whiski Jack contributed approximately $0.7 million of this increase. In Mexico advertising, sales and marketing expenses increased approximately $1.0 million, or 7.1%, from approximately $14.8 million for the nine months ended September 30, 1997 to approximately $15.8 million for the nine months ended September 30, 1998. This increase was directly related to the opening of new sales offices in Mexico and was consistent with the overall increase in vacation interval sales noted previously in Mexico of 4.4%.

      Maintenance and energy expenses increased approximately $0.4 million, or 7.3%, from approximately $5.7 million for the nine months ended September 30, 1997 to approximately $6.1 million for the nine months ended September 30, 1998. The acquisition of Whiski Jack contributed approximately $0.2 million of this increase. In Mexico maintenance and energy expenses increased approximately $0.2 million, or 3.8%, from approximately approximately $5.7 million for the nine months ended September 30, 1997 to approximately $5.9 million for the nine months ended September 30, 1998. As a percentage of total revenue, maintenance and energy expenses remained relatively constant at slightly over 11% of total revenues. The increase in operations, maintenance and energy expenses was due to higher overall occupancy in the Vacation Interval units for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997.

      The Company realized Mexican VAT tax savings of approximately $2.7 million during the first nine months of 1998 as compared to the first nine months of 1997. This savings is a result of VAT tax law changes that went into effect January 1, 1998 which allow the Company to recover all VAT taxes paid. This VAT tax law change now subjects intervals sold to the collection of VAT taxes. These VAT taxes collected are used to offset all VAT taxes paid by the Company for goods and services procured.

      General and administrative expenses increased approximately $3.4 million, or 75.6%, from approximately $4.4 million for the nine months ended September 30, 1997 to approximately $7.8 million for the nine months ended September 30, 1998. Primary causes of this increase included: 1) approximately $0.4 million related to Whiski Jack, 2) approximately $900,000 resulted from increased compensation of certain key executives, plus an increase in the number of executive, administrative and temporary personnel in Mexico and the U.S. to support an active development program and an administrative operation independent of the prior owner, 3) increased legal and accounting fees of approximately $700,000, 4) approximately $688,000 related to the payment of an administrative service fee to an investment banking firm, and 5) approximately $200,000 resulted from various external consulting fees. The Company implemented cost reduction measures, primarily reducing headcount, in August 1998 to reduce these costs by approximately $150,000 per month.

      Interest expense was approximately approximately $1.1 million less in the first nine months of 1998 as compared to the first nine months of 1997 due primarily to the capitalization of interest expenses associated with the land development in Cozumel and Los Cabos during the first nine months of 1998.

      Depreciation expense totaled approximately $333,000 in the first nine months of 1998 versus approximately $61,000 in the first nine months of 1997. This increase was due primarily to leasehold improvements associated with the relocation of the Mexico City headquarters during the first quarter of 1998 combined with the implementation of new RCC software, which is the main operations software used by the company.

      Foreign currency exchange losses totaled approximately $3.8 million during the first nine months of 1998 compared to approximately $0.3 million during the first nine months of 1997. The value of the peso decreased from 8.08 per US Dollar at December 31, 1997 to 10.11 per US Dollar at September 30, 1998, or 25.1%, causing the large exchange loss in 1998. The Company maintains a portfolio of UDI receivables (receivables denominated in an alternate Mexican currency that is adjusted for inflation on a daily basis) to partially offset the peso devaluation. These inflation adjustments should offset the long-term effect of the peso devaluation but do not offset the short-term losses as have occurred during the first nine months of 1998. The amount of UDI inflation adjustments, which is included under Interest income on vacation interval receivables was approximately $1.3 million during both the first nine months of 1998 and approximately $1.2 million during the first nine months of 1997. The reason the translation loss was limited to approximately $0.3 million during the first nine months of 1997 was that during this period of 1997 the peso decreased nominally in value from 7.85 per US$ to 7.82 per US$, or a 0.4% reduction.


COMPARISONS OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THE PRO FORMA THREE MONTHS ENDED SEPTEMBER 30, 1997:

      [The pro forma financial data presents only the vacation ownership segment of the Predecessor Business acquired on August 18, 1997. No pro forma adjustments have been included for Whiski Jack as the acquisition of Whiski Jack has been accounted for using the purchase method of accounting.]

      Vacation interval sales increased by approximately $1.0 million, or 8.0%, from approximately $12.3 million for the three months ended September 30, 1997 to approximately $13.3 million for the three months ended September 30, 1998. The acquisition of Whiski Jack more than accounted for this entire increase with approximately $1.2 million in vacation interval sales during the third quarter of 1998. In Mexico vacation interval sales decreased by approximately $0.2 million, or 1.5%, from approximately $12.4 million for the three months ended September 30, 1997 to approximately $12.2 million for the three months ended September 30, 1998. The decrease in Mexican vacation interval sales were due to the uncertain economic climate in Mexico and throughout the world in the third quarter and the effects of a hurricane in Los Cabos, a strong tropical storm in Cancun and serious flooding in Puerto Vallarta. Additionally, vacation interval sales continued to be negatively impacted by the change in the VAT tax laws effective January 1, 1998 whereby the sale of Vacation Intervals became subject to either a 10% or 15% VAT. The decrease in intervals sold during the third quarter, as was the case in the first six months of 1998, also was caused by a decrease in the level of tourism in each of the resort destinations where the Regina resorts are located.

      Rental and service fee income increased by approximately $0.1 million, or 8.2%, from approximately $2.2 million for the three months ended September 30, 1997 to approximately $2.3 million for the three months ended September 30, 1998. The acquisition of Whiski Jack more than accounted for this entire increase with approximately $0.2 million of service fee income in the third quarter of 1998. In Mexico rental and service fee income decreased by approximately $0.1 million, or 3.8%, from approximately $2.4 million for the three months ended September 30, 1997 to approximately $2.3 million for the three months ended September 30, 1998. The decrease was due in part to the rental of units to Westin at an average rate lower than that experienced by the Company during the third quarter of 1997. The rate negotiated with Starwood would have been higher except that a one-time fee of $1.25 million was also negotiated with Starwood ($156,250 in the second quarter of 1998). This fee was recognized in other income. Rental and service fee income was also negatively impacted because the negotiated agreement with Starwood precludes the Company from renting the remaining unsold units to transient vacationers other than Club Regina members and their guests and guests secured through marketing and promotional programs. Finally, increased usage by a larger owner base resulted in fewer unsold units available for rental to guests of members or for use in marketing promotions.

      Interest income on vacation interval receivables increased by approximately $0.1 million, or 8.1%, from approximately $1.2 million for the three months ended September 30, 1997 to approximately $1.3 million for the three months ended September 30, 1998. This increase is due to Mexican receivables increasing by approximately $5.5 million from approximately $42.6 million at September 30, 1997 to approximately $48.1 million on September 30, 1998.

      Other revenues decreased by approximately $0.5 million, or 57.5% from approximately $1.3 million for the three months ended September 30, 1997 to approximately $0.8 million for the three months ended September 30, 1998. This decrease was primarily due to increased expenses associated with the opening of new theme store locations in Mexico.

      Cost of vacation interval sales increased by approximately $0.2 million, or 5.4%, from approximately $2.9 million for the three months ended September 30, 1997 to approximately $3.1 million for the three months ended September 30, 1998. The acquisition of Whiski Jack contributed approximately $0.4 million in additional cost of vacation interval sales during the third quarter of 1998. In Mexico cost of vacation interval sales decreased by approximately $0.2 million, or 7.8%, from approximately $3.0 million for the three months ended September 30, 1997 to approximately $2.8 million for the three months ended September 30, 1998. This decrease was due to the 1.5% decrease in vacation interval sales noted earlier and a change in the mix of intervals sold during the third quarter of 1998 versus the second quarter of 1997.

      Advertising, sales and marketing expenses increased approximately $0.9 million, or 18.6%, from approximately $5.0 million for the three months ended September 30, 1997 to approximately $5.9 million for the three months ended September 30, 1998. The acquisition of Whiski Jack resulted in approximately $0.6 million in additional advertising, sales and marketing costs in the third quarter of 1998. In Mexico advertising, sales and marketing expenses increased approximately $0.3 million, or 5.7%, from approximately $5.0 million for the three months ended September 30, 1997 to approximately $5.3 million for the three months ended September 30, 1998. This increase was directly related to the cost of operating two new sales offices in Mexico during the third quarter of 1998 as compared to the third quarter of 1997.

      Maintenance and energy costs increased approximately $0.2 million, or 10.9%, from approximately $2.0 million for the three months ended September 30, 1997 to approximately $2.2 million for the three months ended September 30, 1998. The acquisition of Whiski Jack accounted for this entire increase during the third quarter of 1998. In Mexico maintenance and energy costs remained unchanged at approximately $2.0 million for both the third quarter of 1998 and third quarter of 1997.

      The Company realized Mexican VAT tax savings of approximately $1.0 million during the third quarter of 1998, in which no VAT was recorded, as compared to the third quarter of 1997. This savings is a result of Mexican VAT tax law changes that went into effect January 1, 1998 which allow the company to recover all VAT taxes paid. This VAT tax law change now subjects intervals sold to the collection of VAT taxes. These VAT taxes collected are used to offset all VAT taxes paid by the Company for goods and services procured.

      General and administrative costs increased approximately $1.4 million, or slightly over 100%, from approximately approximately $1.5 million for the three months ended September 30, 1997 to approximately $2.9 million for the three months ended September 30, 1998. Whiski Jack contributed approximately $0.4 million of this increase during the third quarter of 1998. In Mexico general and administrative expenses increased approximately $1.1 million, or 74.3%, from approximately $1.5 million for the three months ended

September 30, 1997 to approximately $2.6 million for the three months ended September 30, 1998. Primary causes of this increase in Mexico included: 1) approximately $350,000 resulting from increased compensation of certain key executives, plus an increase in the number of executive, administrative and temporary personnel in Mexico and the US to support an active development program and an administrative operation independent of the prior owner, 2) legal and accounting fees, which totaled approximately $400,000 during the third quarter of 1998, and 3) approximately $100,000 in various external consulting fees. The Company implemented cost reduction measures, primarily reducing headcount, in August 1998 to reduce these costs by approximately $150,000 per month.

      Interest expense was approximately $0.3 million more in the third quarter of 1998 as compared to the third quarter of 1997 due primarily to interest expenses associated with the acquisition of Whiski Jack on July 24, 1998.

      Depreciation expense totaled $114,000 in the third quarter of 1998 versus $22,000 in the third quarter of 1997. This increase was due primarily to leasehold improvements associated with the relocation of the Mexico City headquarters during the first quarter of 1998 combined with the implementation of new RCC software, which is the main operations software used by the company.

      Foreign currency translation and exchange losses totaled approximately $1.8 million during the third quarter of 1998 compared to a translation and exchange loss totaling approximately $0.3 million during the third quarter of 1997. The value of the peso decreased from 9.04 per US Dollar at June 30, 1998 to 10.11 per US Dollar at September 30, 1998, or 11.8%, directly causing the large translation and exchange loss in the third quarter of 1998. The Company maintains a portfolio of UDI receivables (receivables denominated in an alternate Mexican currency that is adjusted for inflation on a daily basis) to help offset the peso devaluation. These inflation adjustments are intended to offset the long-term effect of the peso devaluation but do not offset the short-term losses as have occurred during the third quarter and throughout most of the year in 1998. The amount of UDI inflation adjustments, which is included under Interest income on vacation interval receivables was approximately $0.3 million in the third quarter of 1998 as compared to approximately $0.2 million in the third quarter of 1997. The reason the exchange and translation loss was limited to approximately $0.3 million during this period of 1997 was that the peso increased minimally in value during the third quarter of 1997 from 7.96 per US Dollar to 7.82 per US Dollar, or a 1.8% improvement.

COMPARISONS OF SEPTEMBER 30, 1998 BALANCE SHEET AMOUNTS TO DECEMBER 31, 1997 BALANCE SHEET AMOUNTS

Vacation interval receivables and other trade receivables increased approximately $12.4 million, or 31.1%, from approximately $40.0 million for the period ended December 31, 1997 to approximately $52.4 million for the period ended September 30, 1998. The acquisition of Whiski Jack contributed approximately $3.5 million of this increase. The balance of the increase, totaling approximately $8.9, was directly attributable to financing of vacation interval receivables as a part of the normal course of the Company's business in Mexico.

Land held for vacation ownership development increased approximately $8.2 million, or 64.7%, from approximately $12.7 million for the period ended December 31, 1997 to approximately $20.9 million for the period ended September 30, 1998. The acquisition of a parcel of land adjacent to the Company's property in Cabo San Lucas contributed $6.7 million to this increase. The remainder of this increase, approximately $1.5 million, was directly related to the capitalization of interest expense associated with these properties that are actively under development.

Accounts payable and accrued liabilities increased approximately $7.7 million, or 101.6%, from approximately $7.7 million for the period ended December 31, 1997 to approximately $15.4 million for the period ended September 30, 1998. The acquisition of Whiski Jack resulted in an increase of approximately $8.6 million. The remainder of the Company's accounts payable and accrued liabilities decreased by $0.9 million.



LIQUIDITY AND CAPITAL RESOURCES

      The Company generates cash for operations from the sale of vacation intervals, financing activities related to the sale of vacation intervals, rental of unsold vacation interval units to Starwood, and from the receipt of service fees charged to vacation interval owners. With respect to the sale of vacation intervals, the Company generates cash from the receipt of down payments and payments on account from new vacation interval owners acquiring vacation intervals. The Company generates profits related to financing of vacation interval sales based on the interest charged on the vacation interval receivables. At September 30, 1998 approximately (i) 60.6% of all of the vacation interval receivables were U.S. dollar denominated and had a weighted average interest rate of 12.83%, (ii) 27.5% of all vacation interval receivables were denominated in UDI's, an obligation denominated in pesos which is adjusted for Mexican inflation, and had a weighted average interest rate of 37.2%, and
(iii) 11.9% of all Vacation Interval receivables were denominated in pesos and had a weighted average interest rate of 22.16%.

      At October 31, 1998 the Company had $105.8 million of debt outstanding as follows: (i) $100.0 million of 13% Senior Notes due 2004 (the "Senior Notes"),
(ii) $2.0 million outstanding under the Company's certain notes outstanding in favor of Bancomer Sociedad Anonima de Capital Variable, Institucion de Banca Multiple, Grupo Fianciero ("Bancomer") which bear interest at 11.5%, (iii) $1.7 million of debt bearing interest at 10% related to the Whiski Jack acquisition, and, (iv) $5 million of debt bearing interest at 10% secured by property located adjacent to the Company's holdings in Cabo San Lucas. The amounts under the Bancomer notes are due no later than four years from August of 1998. The debt described in clause (iii) is non-recourse and is owed by "Unrestricted Subsidiaries" (as defined in the indenture governing the senior notes). In addition to such debt, through an Unrestricted Subsidiary, the Company has 20,775 shares of 10% redeemable convertible preferred stock (the "Raintree Canada Convertible Preferred"), with a liquidation preference of $100 per share, outstanding. The Raintree Canada Convertible Preferred accrues dividends at the rate of 10% per annum, payable quarterly beginning October 31, 1998. At the Raintree Canada Convertible Preferred holder's option, the Raintree Canada Convertible Preferred will be redeemable by the holders thereof in installments of $500,000 beginning April 1, 1999, and thereafter quarterly. Each share of Raintree Canada Convertible Preferred cannot be transferred and will only be exchangeable for one share of the Company's common stock.

      The Company requires funds to finance capital improvements and the expansion, acquisition and development of vacation ownership resorts and to finance customer purchases of vacation intervals. To finance current capital programs and the interest payments on it's debt obligations, including the Senior Notes, the Company intends to rely on cash generated from operations, borrowing capacity available under a $20.0 million line of credit with Bancomer, the remaining proceeds of the senior notes, and possible additional construction financing. The timing, size and success of additional financing cannot be assured.

      The Company believes that its current financial position is sufficient to meet the Company's working capital and capital expenditure needs for the immediate future. However, depending upon conditions in the capital markets and other factors, the Company will, from time to time, consider the issuance of debt, equity or other securities, the proceeds of which would be used to finance acquisitions, to refinance debt or for general corporate purposes. The Company believes that its' properties are adequately covered by insurance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.
                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.  OTHER INFORMATION

    IMPACT OF YEAR 2000

    The Company currently uses or is in the process of converting to Resort Computer Corporation's (a division of RCI) ("RCC") software to manage all of its vacation ownership operations in North America. In contrast with traditional software run on mainframe systems, the RCC software was developed in the late 1980's, and has been Year 2000 compliant since 1994. The Company has studied and analyzed all other internal software in use by the Company to assure compliance with Year 2000 requirements. Additionally, the Company has reviewed Year 2000 compliance issues with all significant suppliers including the Westin Hotels. No significant Year 2000 issues have been identified in any of these studies. Accordingly, the Company believes there are no significant Year 2000 issues and that this conclusion is based on a comprehensive study of this issue. Accordingly, management has concluded that no significant costs will be incurred to address this issue.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits

     The following is a list of exhibits filed as part of this quarterly report.


EXHIBIT NO.                                        DESCRIPTION


       3.1      Certificate of Designations of Class B Preferred Stock of the
                      Company

      27.1       Financial Data Schedule.


     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants, Raintree Resorts International, Inc. and CR Resorts Capital S. de R.L. de C.V., have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                         RAINTREE RESORTS INTERNATIONAL,
                                                     INC.

     Date:  November _______, 1998           /s/ George D. Stroesenreuther
                                             ----------------------------------

                                         George D. Stroesenreuther
                                         Senior Vice President-Finance and
                                            Accounting
                                         (Principal Accounting Officer)


                                         CR RESORTS CAPITAL S. DE R. L. DE
                                    C.V.

     Date:  November _______, 1998           /s/ George D. Stroesenreuther
                                             ----------------------------------
                                         George D. Stroesenreuther
                                         Senior Vice President-Finance and
                                            Accounting
                                         (Principal Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.                 DESCRIPTION
-----------                 -----------


      3.1    Certificate of Designations of Class B Preferred Stock of the
             Company

     27.1    Financial Data Schedule.