Form 10-K
period 1998-12-31
RAINTREE RESORTS INTERNATIONAL INC
filed 1999-03-30
CIK 1058737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal year ended December 31, 1998.

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to ________.

                        Commission File Number: 000-24331

                      Raintree Resorts International, Inc.
                     CR Resorts Capital S. de R.L. de C.V. *
             (Exact name of Registrant as Specified in its Charter)

               Nevada                                   76-0549149
    (State or other jurisdiction                     (I.R.S. Employer
  of incorporation or organization)                 Identification No.)

                         10000 Memorial Drive, Suite 480
                              Houston, Texas 77024
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (713) 613-2800

Securities registered pursuant
   to Section 12(b) of the Act:            13% Redeemable Senior Notes due 2004

Securities registered pursuant
   to Section 12(g) of the Act:                            None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

               The aggregate market value of the voting stock held
                   by non-affiliates as of December 31, 1998:
                                 Not Applicable.

     As of December 31, 1998, the Registrant had 10,766,300 shares of Common Stock outstanding and Warrants to purchase 1,869,962 shares of Common Stock at $0.01 per share.

     *CR Resorts Capital, S. de R.L. de C.V., a subsidiary of Raintree Resorts International, Inc., is a co-registrant, formed under the laws of the United Mexican States (Mexican tax identification number CRC 970811E5A).
                           -------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

     This report on Form 10-K includes 87 pages with the Index to Exhibits located on pages 37 to 39.

Part I

ITEMS 1 AND 2 - BUSINESS AND PROPERTIES

                      RAINTREE RESORTS INTERNATIONAL, INC.

     This document  contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the Company's expectations and beliefs concerning future events that involve risks and uncertainties, including those associated with the effects of international, national and regional economic conditions. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Actual results may differ materially from those projected in the forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this document will prove to be accurate. Considering the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

     Except as otherwise noted, (i) all references to the "Company" or "Raintree" are to Raintree Resorts International, Inc. and its subsidiaries, including Whiski Jack Resorts Ltd. ("Whiski Jack"), and to the vacation ownership segment of the predecessor business (the "Predecessor Business"), and
(ii) all references to "pesos" or "Ps." are to the currency of Mexico and all references to "dollars" or "$" are to U.S. dollars.

                                    BUSINESS

Overview

     Raintree is a leading developer, marketer and operator of luxury vacation ownership resorts in North America with resorts in Mexico, the United States, and Canada. The Company believes that by positioning itself in the luxury segment of the vacation ownership market and offering flexible ownership alternatives and membership benefits the Company is able to capitalize on the increasing acceptance of vacation ownership by high income consumers who desire larger and more luxurious vacation accommodations than generally available at upscale hotels. Depending on the resort, the Company offers floating Club Memberships in its Raintree Vacation Club, and fractional interests of three to five weeks in its Raintree Owners Club. The Company's resorts are located in popular beachfront, mountain and golf destinations, including Cancun, Los Cabos, Puerto Vallarta, and Whistler, British Columbia. The Company has also agreed to acquire the Villa Vera Hotel & Racquet Club ("Villa Vera") in Acapulco which will be converted in part, to vacation interval ownership units. In addition, the Company is developing a Raintree Owners Club in the Teton Village near Jackson Hole, Wyoming, and has agreed to acquire additional properties in Whistler, British Columbia. The Company's future plans also include the development of a resort on ocean-front property it owns adjacent to its resort in Los Cabos and on ocean-front property it owns in Cozumel.

     The Company primarily targets high income consumers of luxury vacation experiences. The Company markets two types of vacation ownership interests in its resorts: weekly intervals ("Weekly Intervals") in certain resorts and fractional interests ("Fractional Interests" and, together with Weekly Intervals, "Vacation Intervals") in others. Weekly Intervals provide Members at Raintree Resorts with the assurance of luxury accommodations in a one-or-two-bedroom fully-furnished vacation unit for one week annually, representing an attractive alternative to hotel and lodging accommodations. Owners of Weekly Intervals receive convenient check-in and check-out services, full-scale patron restaurants and bars, routine maid and room service, recreational facilities, health clubs, spas and a complete range of other personal services. Fractional Interests will provide Members at Raintree Resorts with a deeded interest to two- or three-bedroom, fully-furnished vacation residences for multiple weeks and are an attractive, convenient, lower-cost alternative to "second home" ownership. Fractional Interests will include most of the amenities described above and many additional personalized conveniences such as equipment and clothing storage, pre-arrival shopping services, on-site transportation, concierge services for a variety of activities and events, ski passes and golf club memberships or preferred tee-times, and maintenance and security services.

Growth Strategy

     The Company believes it can achieve significant growth internally and through an aggressive development and acquisition program. Key elements of this strategy include:

     Develop and Acquire Additional Resorts. The Company intends to concentrate its growth during the next two to three years in the development or acquisition of resort properties that will substantially increase the Company's revenues outside Mexico, while maintaining a strong supply of inventory for the Raintree Vacation Club or its Weekly Intervals. The Company intends to develop additional vacation ownership resorts, in the immediate future, primarily in the Western United States and Canada and then in other parts of North America. The Company's evaluation of resort development opportunities includes determination of the most desirable resort destinations in North America, the number of annual tourists, the availability of golf club memberships or preferred tee-times, property that is accessible to the resort area's primary activities such as skiing, availability of other amenities, including spas and luxury hotel type services and economic considerations. Where appropriate, the Company will seek attractive hotel operators to own and manage on-site hotels. In addition, the Company from time to time seeks opportunities to acquire vacation ownership companies and assets, including those with marketing and other programs which complement the Company's current operations throughout North America.

     Increase Sales of Vacation Intervals. The Company plans to increase the rate of sales of Vacation Intervals through (i) increasing the number of sales locations as the Company expands and (ii) increasing the effectiveness of the marketing initiatives described above by increasing the use of marketing channels such as, travel agents, real estate agents, theme stores, domestic and international print media, cross-selling opportunities of additional Vacation Intervals and upgrades to existing Members and the world-wide web. As the number of Raintree Resorts that Members can access expands, the Company believes that the flexibility of its product will make its Vacation Intervals more attractive.

     Improve Operating Margins. In August 1998, the Company instituted a cost reduction program in Mexico, including the reduction of certain administrative personnel. In addition, the Company believes it will improve its operating margins as its business expands and its overhead cost in Mexico and in Houston is spread over a higher number of sales and additional resort locations.

The Product

     The Company believes that by selling a membership it has created a product which provides members with an attractive range of vacation planning choices and value not generally available in connection with traditional vacation ownership products. The Company's memberships include Weekly Interval memberships ("Weekly Memberships") in Raintree Vacation Clubs and Fractional Interest memberships ("Fractional Memberships") in Raintree Owners Club.

     Weekly Memberships. Weekly Memberships allow members of the Club Regina Resorts to stay at any one of the Raintree Resorts in Cancun, Los Cabos, Puerto Vallarta and Acapulco. Whiski Jack traditionally sold and, since its purchase, the Company has continued to sell, a deeded interest in a specific unit to a specific week. The Company intends to integrate buyers of such interests into its existing vacation ownership club. Weekly Memberships range in price from approximately $9,000 for a studio unit with a maximum occupancy of two, approximately $10,000 to $21,500 for a one-bedroom unit with a maximum occupancy of four, and approximately $13,500 to $30,000 for a two-bedroom unit with a maximum occupancy of six. Each one- and two-bedroom unit contains a separate living room and kitchen area.

     Weekly Intervals at the Club Regina Resorts in Cancun, Puerto Vallarta and Los Cabos can be purchased for any one of three seasons: Holiday, Prime and Select. Holiday Weekly Intervals allow Members to use resorts at these locations during any time of the year including the five weeks of highest demand. Prime Weekly Intervals allow Members to use the Club Regina Resorts during any time of the year except the five weeks of highest demand, while Select Weekly Intervals allow Members to use these resorts during 17 weeks of traditionally lower demand. Weekly Intervals at the Club Regina Resorts are sold under the Company's flexible "floating time," "floating unit," and "floating location" program. This program allows a Member to use his or her Weekly Interval at any time during the season to which it relates, or any less expensive season at any Club Regina Resort and the Villa Vera. In addition, depending on the type of Weekly Interval purchased, the program gives a Club Regina Resorts Member the flexibility to:
(i) elect the time of year to vacation at the Club Regina Resorts, (ii) stay at the Club Regina Resorts at different times during a single year by dividing such Member's week-long Weekly Interval into more than one segment, (iii) increase the number of weeks that such Member is entitled to stay at the Club Regina Resorts by dividing such Member's unit into smaller units, and (iv) buy an annual or bi-annual Weekly Interval. Furthermore, Members may divide their Weekly Intervals into three split-week segments and thereby spend a portion of a week at a resort at one time and the other two portions at the same or other resorts at other times. Finally, Club Regina Resorts Members with Weekly Intervals for one- and two-bedroom units can divide their Weekly Intervals and use a single module within any such unit over two weeks. For example, under this program, subject to availability, a Member that purchased a two-bedroom unit could divide that unit into six different split week stays (three in one-bedroom accommodations and three in studio accommodations) over the year. Members who are at least 55 years old have the option, subject to availability, to accelerate the use of their Weekly Interval up to one extra week during the "Prime" season or two extra weeks during the "Select" season so long as such Members pay an additional service fee for each year that is accelerated. In addition, Members of Raintree Vacation Clubs also benefit from the Company's participation in the vacation interval exchange network operated by Resort Condominiums International, Inc. ("RCI"), the world's largest vacation interval exchange organization with more than two million vacation interval owners as members. Membership in RCI entitles Members, subject to availability, to exchange their Weekly Intervals for occupancy at any of the approximately 3,100 other resorts participating in the RCI network. At Whistler, British Columbia, the Company sells a deeded interest to Weekly Interval purchasers. The Company is currently investigating the design and regulatory implications of integrating buyers of Weekly Intervals in Whistler into the vacation ownership club to which Club Regina Resort members belong.

     Fractional Interest Memberships. Members owning Fractional Memberships will have deeded interests in a two- or three-bedroom residence and may stay at any Raintree Owners Club. The Company's first Raintree Owners Club will be The Teton Club in Jackson Hole, Wyoming. The sales office for The Teton Club opened in January 1999 and ground-breaking is expected in late Spring 1999 with completion by late 2000. Memberships will range from approximately $50,000 to $240,000 depending upon the amount of time, season and size of unit. The Company intends to allow Fractional Members to use other Raintree Owners Clubs as developed (other than their "home resorts") on an as available basis. The memberships entitle Members to use a fully-furnished two or three bedroom unit primarily for three or five weeks in each year and also offer memberships in local luxury golf or country clubs. Fractional Interest memberships allow a Member to use his or her Fractional Interval at any time during the year, subject to availability and seasonal concentration restrictions. All units at the Raintree Owners Club will feature luxury amenities such as steam showers and spa tubs; stone fireplaces; vaulted or high ceilings; and fully equipped kitchens. In addition, the Company intends to allow these Members to use the Company's resorts containing Weekly Intervals as a part of the Company's plan to integrate the availability of resorts and the type of vacation experience desired by Members.

Sales and Marketing

     The Company believes its sales and marketing programs are among the most innovative and effective in the industry. For example, the Club Regina Resorts and Villa Vera are located on properties shared with luxury hotels which generally provide the Company with a steady source of high quality lead-generation. In addition, the Company has designed and implemented innovative marketing initiatives to attract affluent buyers of vacation intervals. These marketing venues include: promotional programs such as telemarketing, discount vacation packages; advantage points associated with airport shopping or auto rental; and off-site sales offices. In addition, the Company owns contemporary retail "theme stores" that offer high-end products associated with ecological consciousness, wildlife conservation, photography, art and local culture and plans to expand this community-oriented marketing venue because patrons of the theme stores tend to match the profiles of Members. All of these marketing venues are designed to create sales leads which are given to the Company's professionally trained sales representatives. The Company markets Fractional Interests through traditional real estate agencies and, as a result, has experienced lower selling costs on Fractional Interests sales. The Company also markets directly to existing Members in terms of offering larger units (e.g. one bedroom to two bedroom) or additional weeks (e.g. add a week in a different season) or Fractional Interests. As a part of the services provided to Members, the Company offers financing to buyers of Weekly Intervals. The Company encourages larger down-payments (at least 15%) than industry standards on its Weekly Intervals to increase the quality of the pool of the Company's receivables ("Vacation Interval receivables").

     The Company sells Weekly Intervals through both on-site sales personnel at each of its resorts and at sales offices currently located throughout Mexico. A variety of marketing programs are employed to generate prospects for these sales efforts, theme stores, presentations to co-located hotel guests, as well as overnight mini-vacation packages, certificate programs, travel agencies, telemarketing, owner referrals and various destination-specific local marketing efforts. Additionally, incentive premiums are offered to co-located hotel guests to encourage resort tours, in the form of entertainment tickets, hotel stays, gift certificates or free meals. The Company's sales process is tailored to each prospective buyer based upon the marketing program that brought the prospective buyer to the resort for a sales presentation. Prospective target customers are identified through various means of profiling.

     At applicable resorts, the Company emphasizes marketing its Weekly Intervals to guests of co-located hotels. Programs directed to these guests have been consistently successful, both in the number of prospects generated and in the closing rate, due to the direct experience of such guests with the quality of the resorts and the likelihood that such guests, who typically belong to high income households, will prequalify to purchase Vacation Intervals. In general however, the Mexican and Canadian vacation ownership industry tends to follow seasonal buying patterns with peak sales occurring during the peak travel/tourism seasons, usually December through April and July through August. The timing of these purchases, however, may be affected by weather conditions and general or local economic conditions.

     Sales of Weekly Intervals at or near the Raintree Resorts locations are made through Company-owned theme stores, travel agencies and ground operators and other lead generation points located in airports or shopping centers, independently or in association with other businesses such as auto rental companies and restaurants. The Company's theme stores, one of the Company's most successful marketing programs, are retail businesses with a strong contemporary appeal to affluent tourists, offering products associated with ecological consciousness, wildlife, conservation and local culture, while at the same time promoting the resort and inviting customers to attend sales presentations. A share of these stores' profits is contributed to causes related to the stores' themes. There are theme locations in Los Cabos, Puerto Vallarta and Cancun. In Mexico, the Company also operates travel agencies in Los Cabos, Cancun and Puerto Vallarta which provide traditional travel services to Westin Hotel guests and potential members and also encourage their customers to attend a Raintree presentation. Under the Company's ground operator program, the Company also provides local transport and other services in each of Los Cabos, Puerto Vallarta and Cancun to visitors of many different resorts in these destinations and encourages those visitors to attend a Raintree presentation.

     The Company also focuses on selling Weekly Intervals through off-site sales centers in eight cities throughout Mexico. Each off-site sales office is staffed with a sales manager, an office administrator, salespeople, verification representatives and additional staff for guest registration and clerical assistance. In addition, by using data base-based marketing approaches including telemarketing, qualified prospects are offered mini-vacations, fly-in and drive-in programs as a method to introduce the benefits of membership to potential Members. Members are also contacted for referrals. Most recently, the "universal salesman" program has been instituted whereby potential Members are contacted by one representative of the Company, who is the potential Member's only contact with the Company through closing of the purchase. The Company believes that this program solves a significant problem in traditional vacation ownership marketing approaches which is the lack of continuity in a customer's relationship with the seller.

     Finally, the Company believes that one of its best marketing resources is its current Members. Accordingly, the Company directs programs at these Members to encourage them to purchase additional Weekly Intervals and Fractional Interests. These programs include a points-based program by which Members who refer potential Members to the Company are given awards, and its bonus week program whereby every new buyer is given a week to give to a friend or relative. The Company cross-markets its products to its Members, continuously offering the right to upgrade in terms of a better season, additional weeks, additional rooms and larger units, by offering Weekly Interval Members the benefits of a Fractional Interests. Finally, the Company markets the opportunity to stay at the resort for additional days or weeks to Members as well as the right to rent additional units for guests accompanying the Member to the resort.

     Under the laws of the jurisdictions in which the Company sells Memberships, each purchaser has a right to rescind a purchase for a period ranging up to 7 days. During 1998 the Company estimates its' rescission rate to be less than 13% for Weekly Interval sales.

Customer Financing

     Since an important part of the Company's sales strategy is the affordability of Memberships, the Company believes that it will be required to continue to finance a significant portion of its sales of Memberships. The Company has historically provided financing for approximately 70% of its Weekly Interval buyers and approximately 30% of all Weekly Interval buyers either pay cash at or within 60 days of closing. Prior to its purchase by the Company, Whiski Jack only provided third party sources of financing to Members; however, the

Company plans to provide such financing to purchasers of Weekly Intervals in Whistler. Sales of Fractional Interests will generally be financed by conventional financial or banking institutions. Buyers who finance through the Company are required to make an adequate down payment and pay the balance of the purchase price over one to nine years. For the year ended December 31, 1998, the average down payment on a financed Weekly Interval was approximately 24% of its purchase price.

     Due to its ownership of Vacation Interval receivables, the Company bears the risk of purchaser default. The Company's practice has been to continue to accrue interest on its loans to purchasers of Vacation Intervals until such loans are deemed to be uncollectible, at which point it expenses the interest accrued on such loan, terminates the underlying conditional sale agreement and returns the Vacation Interval to the Company's inventory for resale. The Company closely monitors its loan accounts and determines whether to foreclose on a case-by-case basis.

     At December 31, l998, the Company had a portfolio of approximately 6,900 Vacation Interval receivables amounting to approximately $54 million in outstanding principal amount, with a weighted average maturity of approximately five years, 57% of Vacation Interval receivables were U.S. dollar denominated, with a weighted average interest rate of approximately 13.1%, 10% of Vacation Interval receivables were denominated in pesos, with a weighted average interest rate of approximately 22.2%, 28% of Vacation Interval receivables were denominated in UDI's with a weighted average interest rate of approximately 7.9% and 5% of Vacation Interval receivables were Canada dollar denominated with a weighted average interest rate of approximately 13.8%.

     The UDI is an obligation denominated in pesos which is adjusted for Mexican inflation. The value of the UDI is tied to the Consumer Price Index of Mexico (Indice Nacional de Precios al Consumidor). The proceeds of loans denominated in UDI's are paid to a borrower in pesos at the applicable UDI-peso conversion ratio on the day of the loan. Payments of both principal and interest to the lender are made in pesos. The amount of payments in pesos to be made as of any date depends on the applicability of the UDI-peso conversion ratio at that date. The effect of denominating Vacation Interval receivables in UDIs is to protect the Company from inflation in Mexico, but not from variations in the exchange rate between the peso and the U.S. dollar. An additional effect is that when Mexican inflation is high, that inflation rate is effectively added to the Company's Vacation Interval receivable income, thereby increasing the Company's Mexican peso revenue. Conversely, if the Mexican inflation rate should decline, Vacation Interval receivable interest rates would decline.

Flexible Membership Programs

     The Company's resorts in Cancun, Puerto Vallarta and Los Cabos have been rated "Gold Crown" by RCI (a rating given to the top 10% of all vacation interval resorts), thus giving Members with Weekly Intervals at those resorts superior interval exchange opportunities. The Villa Vera has also been rated "Gold Crown" by RCI. In a 1995 study sponsored by the Alliance for Timeshare Excellence and ARDA, the exchange opportunity was cited by purchasers of Weekly Intervals as one of the most significant factors in determining whether to purchase a vacation ownership interval. This is particularly true given most Weekly Interval owners' propensity to travel. According to RCI, its members in the United States engage in an average of 25.7 personal travel days per year and an average of 6.2 domestic trips per year with an average duration of 4.2 days. Members in an interval exchange program are typically allowed to exchange one or more years of their Vacation Interval for an occupancy right in another participating resort, based upon availability and the payment of a variable exchange fee. A Member may exchange his Vacation Interval for an occupancy right in another participating resort by listing the Vacation Interval as available with the exchange organization and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the Member desires to travel, the size of the unit desired and the period during which occupancy is desired. Interval exchange programs usually assign a rating to each listed interval, based upon a number of factors, including the location and size of the unit, the quality of the resort and the period during which the interval is available, and attempts to satisfy the exchange request by providing an occupancy right in another interval with a similar rating. If an interval exchange program is unable to meet the member's initial request, it suggests alternative resorts based on availability.

     The Company's weekly interval membership programs at the Club Regina Resorts and the Villa Vera provide access to multiple resorts, allowing Members to tailor their vacations according to their schedule, desired length of stay, location preference and space requirement. For example, under the Company's flexible "floating time," "floating unit," and "floating location" program, each Member of the Club Regina Resorts is entitled to stay at any of the Club Regina Resorts and the Villa Vera. In addition, depending on the type of Weekly Interval purchased, the program gives a Club Regina Member the flexibility to:
(i) elect the time of year to vacation at the Club Regina Resorts, (ii) stay at the Club Regina Resorts at different times during a single year by dividing such Member's

Weekly Interval into more than one segment, (iii) increase the number of weeks that such Member is entitled to stay at the Club Regina Resorts by dividing such Member's unit into smaller units, and (iv) buy an annual or bi-annual Weekly Interval. In Whistler, the Company sells fixed weekly deeded interests. In addition, Members of Raintree Resorts may participate in the largest vacation interval exchange network in the world operated by Resort Condominiums International, Inc. ("RCI"), which entitles Members, subject to availability, to exchange their Weekly Intervals for occupancy at any of the approximately 3,100 participating resorts. The Fractional Interests that the Company intends to offer through the development of Raintree Owners Clubs will also offer exchange for members of any Raintree Owners Clubs to use any other Raintree Owners Club or any of the Raintree Vacation Clubs. Given the innovative and flexible attributes of its products, the Company believes it should be able to establish an international brand name vacation ownership club.

The Raintree Resorts

     Overview. The following tables set forth certain information regarding the Company's resorts, current and planned Vacation Interval inventory, sales and average prices.

                                   Resort Data
                                                    Units(1)
                                             --------------------
                                    Date                              Total
Resort and Location                Opened    Current    Planned(2)    Units
                                   ------    -------     --------    --------
   Weekly:
     Los Cabos..................     1/94      130        120(3)       250
     Puerto Vallarta............     6/92      203         --          203
     Cancun.....................     3/91       69         --           69
     Acapulco...................    10/98       --         61(4)        61
     Whistler, B.C..............      (5)       10         50(6)        60
                                             -------     --------    --------
       Total....................               412         231         643
                                             =======     ========    ========
   Fractional:
     Jackson Hole, Wyoming......                            37          37
                                                         ========    ========

----------
(1) Units for Weekly Intervals contain one or two bedrooms and a common room with a kitchen while units for Fractional Intervals contain two or three bedrooms and a common room with a kitchen.
(2) There can be no assurance that the Company's planned expansion will occur or that the number of units will equal the estimates set forth.
(3) The expansions at Los Cabos are in the planning stages and it is uncertain as to the precise number of units that may be developed.
(4) The Company currently manages the Villa Vera in Acapulco which provides exchange privileges to Club Regina members. The Company has agreed to acquire the Villa Vera in November 1999.
(5) Whiski Jack Resorts has been in the vacation interval ownership business in Whistler, B.C. since 1978 and currently has approximately 500 Weekly Intervals remaining in inventory.
(6) The planned expansion in Whistler will be made primarily through the acquisition of existing condominium units in Whistler Village.


         At December 31, 1998, the Company had remaining Weekly Intervals of 6,072 in Mexico and 585 in Canada. The Company believes that the remaining Weekly Intervals provide sufficient sales product for slightly more than one year of sales without any additional acquisitions or development of Weekly Intervals.


                       Weekly Intervals Sold/Average Price

                                                 Year Ended December 31,
                        --------------------------------------------------------------------------
                              1995               1996                1997                1998
                        ---------------    ---------------     ----------------    ---------------
  Weekly                # Sold    Price    # Sold    Price     # Sold     Price    # Sold    Price
  ------                ------    -----    ------    -----     ------     -----    ------    -----
  Club Regina (1)       2,289    $10,941    2,508   $14,859    3,623    $14,163     3,563  $14,009
  Whiski Jack (2)                                                                     533  $10,668

--------------

(1)  Includes Vacation Intervals sold by the Predecessor Business and the Company for the applicable periods.
(2)  Includes Vacation Intervals sold by the Company for the period from July 27, 1998 through December 31, 1998 only.

     The Raintree Resort at Cancun. The Raintree Resort at Cancun has offered Weekly Memberships since March 1991. Ricardo Legorreta designed this resort, which is on an 11-acre site at Punta Nizuc and is the first landmark tourists see after arriving in the Cancun hotel zone from the airport. The resort, including the co-located Westin hotel, consists of eight buildings and all rooms offer views of either the Caribbean or the Nichupte Lagoon. The total accommodations in the Raintree Resort in Cancun consist of 56 one-bedroom and 13 two-bedroom units.

     The Raintree units are in a self-contained section of three buildings. This area has its own bar, snack bar, multi-purpose recreation room, delicatessen, swimming pool and Jacuzzi. Of the total of 69 apartments, 56 are one-bedroom, two-bath units with a maximum occupancy of four, and 13 have two bedrooms and three baths, with a maximum occupancy of six people. The units all have views of either the sea or lagoon, fully equipped kitchens, with stoves, dishwashers, microwave ovens, terraces with small Jacuzzis, televisions in both the living room and bedrooms, and other decorations and furnishings of a home.

     Amenities include restaurants and bars, five swimming pools, four whirlpools, two lighted tennis courts, a fitness center, a business center and several lobby shops including a boutique, a beauty salon and a sundries shop with magazines, books, tobacco goods and similar items. Members have priority access to a nearby Robert Trent Jones, Jr. 18-hole golf course.

     The Raintree Resort at Puerto Vallarta. The Raintree Resort at Puerto Vallarta has offered Weekly Memberships since it began operating. This Raintree Resort was inaugurated in June 1992 on a 21-acre site in the Marina Vallarta master-planned resort in Puerto Vallarta. Architect Javier Sordo Madaleno designed the resort and the co-located Westin Hotel within the framework of Puerto Vallarta's architectural tradition. The total accommodations in the Raintree Resort in Puerto Vallarta consist of 161 one bedroom and 42 two bedroom vacation ownership units. All of these facilities are distributed along an 875-foot beach facing the Pacific Ocean.

     The 203 Raintree Resort units are distributed among the seven buildings in the complex. All have views of either the beach or the marina. Of the total, 161 are one-bedroom, two-bath units with a maximum occupancy of four; and 42 have two bedrooms and three baths, with a maximum occupancy of six. Each unit has a fully equipped kitchen (including stove, dishwasher, microwave oven) and its own Jacuzzi on a private terrace. Furnishings and decorations are consistent with the quality of the complex and the idea of a Raintree Resort vacation home. In the Raintree Resort area there is a bar, snack bar, multi-purpose recreational room and delicatessen.

     Other amenities include five restaurants and bars, four swimming pools, three lighted tennis courts, a fitness center, a business center and shops. The surrounding Marina Vallarta community includes an 18-hole golf course, a marina with specialty shopping, and a separate large shopping center.

     The Raintree Resort at Los Cabos. The Raintree Resort at Los Cabos has offered Weekly Memberships since its inception. Javier Sordo Madaleno designed this Raintree Resort, completed in January 1994, on a 15-acre site on the beach where the Pacific Ocean meets the Sea of Cortez. The two buildings of the co-located Westin Hotel feature a curvilinear design connecting two hills. Inspired in color and form by the surrounding desert, this eight story structure was constructed in native red stone. Bright, bold accents of hot pink, yellow and green highlight the garden oasis of tropical foliage. The 130 Raintree Resort apartments are housed in neighboring two-story structures.

     The 130 Raintree Resort vacation ownership units have been distributed in small buildings over the hilly topography to offer views of the beach and ocean. Of the total, 104 are one-bedroom, two-bath units with a maximum occupancy of four; and 26 have two bedrooms and three baths, with a maximum occupancy of six people. Each unit has a fully equipped kitchenette and its own Jacuzzi on a private balcony. Amenities include four restaurants and bars, three swimming pools, two lighted tennis courts, a fitness center, a business center and shops. There are five championship golf courses in the area, designed by Pete Dye, Robert Trent Jones, Jr., and Jack Nicklaus. Nearby, Cabo San Lucas has a marina with specialty shopping.

     The Company also owns approximately nine acres immediately adjacent to the Westin Regina Hotel on the west side ("Cabo West") which it acquired during 1998 for approximately $6.5 million of which approximately $5.0 million remains to be paid during 1999. The Company plans to develop Cabo West with approximately 100 two and three-bedroom units and a possible hotel. The development of Cabo West is contingent upon availability of financing on terms that it believes are economic. The Company has future plans to construct approximately 20 additional two-bedroom units, for 1,040 annual Weekly Intervals, on a property the Company owns adjacent to the east side of the Raintree Resort at Los Cabos ("Cabo East"). There can be no assurance that such development will occur or that the number of Weekly Intervals added to the Company's inventory from such development will equal what is presently contemplated.

     The Raintree Resort at Acapulco. The Villa Vera consists of 61 hotel units, suites and villas. Since the Company has agreed to acquire the Villa Vera and currently manages this property, the Company has permitted Club Regina Resorts Members to stay there as guests and has operated the resort as a hotel. The Company has instituted an on-site marketing program targeting non-Member guests and has designated rooms to be made available for Club Regina Resorts Members with Weekly Memberships. The Villa Vera is currently undergoing capital renovations of approximately $2.0 million to convert approximately 28 units for vacation interval ownership under the Club Regina program.

     Raintree Resort at Whistler. The Raintree Resorts in Canada consist of the operations of Whiski Jack Resorts Ltd. in the popular mountain resort area of Whistler/Blackcomb, British Columbia. In July 1998, the Company acquired Whiski Jack, a leader in vacation ownership marketing and sales at Whistler/Blackcomb Mountain for almost 20 years. Whiski Jack has completed marketing fixed deeded weeks at nine different resorts in the Whistler Village area and the Company is currently marketing unsold inventories at five additional resorts. The Company recently purchased seven units at the new Intercontinental Cascades Hotel. In addition, the Company has 19 units under contract at the new Westin Whistler resort scheduled for completion in late 1999. The Company is also evaluating several other opportunities to acquire units in Whistler Village during 1999. Commencing in mid 1999, the purchasers of Weekly Intervals at Whiski Jack and at Club Regina in Mexico will be integrated into a single vacation ownership club to be called the Raintree Vacation Club.

Planned Raintree Resort at Jackson Hole

     The Raintree Resorts in the United States currently consists of one resort under development in Wyoming. The Company has entered into a partnership agreement with Jackson Hole Ski Corporation ("JHSC"), the owner and developer of the Teton Village ski area near Jackson Hole, Wyoming, through which the Company intends to develop The Teton Club containing 37 two- and three-bedroom units. The Teton Club will offer a deeded interest in the real estate and will be sold in three or five week intervals. Membership in Teton Pines Golf and ski privileges are included in the membership.

Planned Raintree Resort at Cozumel

     The Company owns approximately 54 acres of prime ocean-front property on Cozumel that it plans to develop in the future as a hotel and vacation ownership resorts. Although the Company has conducted preliminary development activities for the Cozumel resort, it expects that the active development of this property will not occur until late 2000 or later.

Certain Matters Regarding Club Regina Resorts

     Operating Agreements. As of August 18, 1997, the Company and an affiliate of Starwood Lodging Corporation ("Starwood") entered into an Operating Agreement for each Club Regina Resort and co-located Westin Hotel, establishing the day-to-day operating relationship between the Westin Hotels and the Club Regina Resorts, including operating standards, plans, budgets, allocation of services, expansion and construction of additional facilities, and allocation of labor and other expenses. Each Operating Agreement is binding on any future owners of any Westin Hotel or Club Regina Resort. Each Operating Agreement provides that the applicable Club Regina Resort/Westin Hotel must be operated as a "first class" resort and establishes a procedure by which a joint operating plan and budget will be maintained by Starwood and the Company for the applicable resort. Additionally, Starwood must provide the same services to each Club Regina Resort as it provides to the adjacent Westin Hotel and additional services may be contracted for, subject to the first class standard and appropriate allocation of costs between the applicable Westin Hotel and Club Regina Resort. Each Operating Agreement prohibits the applicable Club Regina Resort from renting, selling or marketing any units on a transient basis except with respect to: (i) the provision of complimentary accommodations to prospective members that participate in marketing presentations arranged by such resort, (ii) the rental of units to wholesalers specifically targeting potential purchasers, (iii) the rental of units to persons accompanied by Members, and (iv) the rental of units to vacation ownership operators experiencing overflow in their facilities. If any Club Regina Resort rents or sells a unit on a transient basis not described above, then the Company will be subject to significant penalties. Starwood currently rents 54 rooms at Los Cabos and 60 rooms at Puerto Vallarta and the Company has rented the "Pink Tower" of the Westin Regina at Cancun.

     Asset Management Agreement. In connection with Starwood's purchase of the Westin Hotels from the Company on August 18, 1997, the Company and Starwood entered into an Asset Management Agreement, which has a term of 50 years. Pursuant to this agreement, the Company retained an interest in the net cash flows of the Westin Hotels equal to 20% of the net cash flow of the Westin Hotels in excess of approximately $18.5 million per year (the "Base Amount"). After December 31, 2000, the Base Amount will decrease pursuant to a formula. The Company expects to recognize minimal, if any, revenue from the Asset Management Agreement prior to 2001. The Company also is entitled to 20% of the net sale proceeds of the Westin Hotels subject to the priority return to Starwood upon a sale.

     Trusts. The Club Regina Resorts are held through trusts. These trusts were created on August 18, 1997, when three separate trust agreements (the "Trust Agreements") were entered into among the Operating Subsidiaries, a subsidiary of CR Mexico and Bancomer, as trustee, pursuant to which title to the Regina Resorts was transferred to Bancomer, acting solely in its capacity as trustee. Originally, under the Trust Agreements, the Operating Subsidiaries had the right to use and exploit the vacation ownership condominium units until August 18, 2027 (the "Initial Term"), and a subsidiary of CR Mexico had the right to hold direct title to the vacation ownership condominium units after August 19, 2027 (the "Remainder Rights"). In March 1998, the Trust Agreements were modified to extend the Initial Term from 30 to 50 years. The Company has assigned the proportional beneficial interests to trusts for the benefit of Members who purchased their interest from the Company subsequent to August 18, 1997.

Government Regulation

     General. The Company's marketing and sales of Weekly Intervals and certain of its other operations are subject to extensive regulation by the states and foreign jurisdictions in which the Raintree Resorts are located and in which Weekly Intervals and Fractional Interests are marketed and sold.

     Most U.S. states and Canadian provinces have adopted specific laws and regulations regarding the sale of weekly interval ownership programs. Washington, Oregon, California, Hawaii and British Columbia require the Company to register the Raintree Resorts, the Company's vacation program, and the number of Weekly Intervals available for sale in such state or province with a designated state or provincial authority. The Company must amend its registration if it desires to increase the number of Weekly Intervals registered for sale in that state or province. Either the Company or the state or provincial authority assembles a detailed offering statement describing the Company and all material aspects of the project and sale of Weekly Intervals. The Company is required to deliver the offering statement to all new purchasers of Weekly Intervals, together with certain additional information concerning the terms of the purchase. Laws in each state where the Company sells Weekly Intervals grant the purchaser of Weekly Intervals the right to cancel a contract of purchase at any time within a period ranging from three to seven calendar days following the later of the date the contract was signed or the date the purchaser received the last of the documents required to be provided by the Company. Most states have other laws which regulate the Company's activities, such as real estate licensure laws, laws relating to the use of public accommodations and facilities by disabled persons, sellers of travel licensure laws, anti-fraud laws, advertising laws, and labor laws.

     The Federal Trade Commission has taken an active regulatory role in the interval ownership industry through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. Other federal legislation to which the Company is or may be subject includes the Truth-In-Lending Act and Regulation Z, the Equal Opportunity Credit Act and Regulation B, the Interstate Land Sales Full Disclosure Act, the Real Estate Standards Practices Act, the Telephone Consumer Protection Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Civil Rights Act of 1964 and 1968, the Fair Housing Act and the Americans with Disabilities Act.

     Although the Company believes that it is in material compliance with all federal, state, local and foreign laws and regulations to which it is currently subject, there can be no assurance that it is in fact in compliance. Any failure by the Company to comply with applicable laws or regulations could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company will continue to incur significant costs to remain in compliance with applicable laws and regulations, and such costs could increase substantially in the future.

     The Mexican Ministry of Tourism (Secretaria de Turismo) is the principal regulator of the Company's activities in the tourism services area. The Company believes that it has obtained from the Mexican Ministry of Tourism, and registered in the Mexican National Tourism Registry, all material permits required for the operation of the Raintree

Resorts in Mexico. In order to maintain registration under the Mexican National Tourism Registry, services such as restaurants and bars must be provided at the Raintree Resorts in Mexico. The Company expects to cause these services to be rendered by Starwood and Westin pursuant to the Operating Agreements. See "Certain Considerations -- Recent Acquisition; Lack of Prior Operating History." The Company also believes that it is in material compliance with all federal, state, local and foreign laws and regulations to which it and its Weekly Intervals marketing and sale activities are or may be subject. However, no assurance can be given that the cost of qualifying under weekly interval ownership regulations in all jurisdictions in which the Company desires to conduct sales will not be significant. Any failure to comply with applicable laws or regulations could have a material adverse effect on the Company.

     Under various United States federal, state, local and foreign laws, ordinances and regulations, the owner or operator of real property generally is liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Other federal and state laws require the removal or encapsulation of asbestos-containing material when such material is in poor condition or in the event of construction, demolition, remodeling or renovation. Other statutes may require the removal of underground storage tanks. Noncompliance with these and other environmental, health or safety requirements may result in the need to cease or alter operations at a property. There can be no assurance that any environmental assessments undertaken by the Company with respect to the Raintree Resorts have revealed all potential environmental liabilities, or that an environmental condition does not otherwise exist as to any one or more of the Raintree Resorts that could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's present operations in Mexico and Canada are subject to Mexican and Canadian federal, state and local laws and regulations, respectively, relating to the protection of the environment, including those concerning water supply, wastewater, noise, soil pollution and generation and handling of hazardous waste and materials and environmental impact. The possibility exists that in the future the company and its facilities and operations will encounter (i) newer and stricter federal, state or local environmental laws and regulations, (ii) more rigorous interpretations of existing environmental laws and regulations, and/or (iii) stricter enforcement of federal, state and local environmental law regulations.

     The Company believes that the Raintree Resorts are in compliance in all material respects with all federal, state and local laws and regulations relating water, atmospheric pollution, hazardous wastes or substances. The Company has not been notified by any environmental authority or any third party, of any material noncompliance, liability or claim related to those environmental matters in connection with any of its present properties.

Insurance

     The Company carries comprehensive liability, fire, hurricane, storm, earthquake and business interruption insurance with respect to the Company's resorts, with policy specifications, insured limits and deductibles customarily carried for similar properties which the Company believes are adequate. There are, however, certain types of losses that are generally not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in a resort, as well as the anticipated future revenues from such resort and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss could have a material adverse effect on the Company.

Legal Proceedings

     The Company is currently subject to litigation with respect to claims that arose prior to August 18, 1997 respecting employment, contract, construction and commissions disputes, among others. In management's judgment, none of such lawsuits against the Company is likely to have a material adverse effect on the Company. Moreover, pursuant to the Stock Purchase Agreement with Bancomer, the Company is entitled to indemnification for all such claims against it. In addition, the Company is subject to litigation with respect to a limited number of claims that arose on or after August 18, 1997. In management's judgment, none of such lawsuits against the Company are likely to have a material adverse effect on the Company.

Certain Considerations

     Growth Strategy Risks. The Company intends to grow primarily through the development and acquisition of additional resorts. The Company's future growth and financial success will depend upon a number of factors, including its ability to identify attractive resort acquisition opportunities, consummate the acquisitions of such resorts on favorable terms, convert such resorts to use as vacation ownership resorts and profitably sell Vacation Intervals at such resorts. If the vacation ownership industry continues to consolidate, increased competition for acquisition candidates may develop such that there may be fewer acquisition opportunities available to the Company as well as higher purchase prices. There can be no assurance that the Company will be able to finance, identify, acquire or profitably manage additional businesses, or successfully integrate acquired businesses into the Company without substantial costs, delays or other operational or financial problems. Further, acquisitions involve a number of special risks, including (i) possible adverse effects on the Company's operating results, (ii) diversion of management's attention, (iii) lack of local market knowledge and experience, (iv) inability to hire, train and retain key acquired personnel, (v) inability to secure sufficient marketing relationships with local hospitality, retail and tourist attraction operators, (vi) risks associated with unanticipated events or liabilities, and (vii) adverse changes in zoning laws, changes in real estate taxes and other operating expenses, some or all of which could have a material adverse effect on the Company's business, financial condition and results of operations. Customer dissatisfaction or performance problems at a single acquired company could have an adverse effect on the reputation of the Company and render ineffective the Company's sales and marketing initiatives.

     In addition, as the Company expands its resort locations to resorts catering to snow skiing, golf, hiking, fishing and other pursuits, the Company plans to market additional Vacation Intervals to existing Members. There can be no assurance that the Company will be able to implement such marketing program on an economic basis, if at all. Finally, there can be no assurance that the Company or other businesses acquired in the future will achieve anticipated revenues and earnings.

     Development and Construction Risks. The Company intends to construct, redevelop, convert and expand additional resorts. There can be no assurance that the Company will complete the expansion plans set forth in "Business -- The Raintree Resorts" and "Business -- Business Strategy" or undertake to develop other resorts or complete such development if undertaken. Risks associated with the Company's development, construction and redevelopment/conversion activities may include the risks that: (i) acquisition and/or development opportunities may be abandoned; (ii) construction costs of a property may exceed original estimates, possibly making the resort uneconomical or unprofitable; (iii) sales of Vacation Intervals at a newly completed property may be insufficient to make the property profitable; (iv) financing may not be available on favorable terms for the development of, or the continued sales of Vacation Intervals at, a property; (v) construction may not be completed on schedule, resulting in decreased revenues and increased interest expense and (vi) borrowing capacity may be limited by the Company's existing indebtedness. In addition, the Company's construction activities will typically be performed by third-party contractors, the timing, quality and completion of which the Company will be unable to control. Furthermore, construction claims may be asserted against the Company for construction defects and such claims may give rise to liabilities. New development activities, regardless of whether they are ultimately successful, typically require a substantial portion of management's time and attention. Development activities are also subject to risks relating to the Company's inability to: (i) obtain, or avoid delays in obtaining, all necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, (ii) coordinate construction activities with the process of obtaining such permits and authorizations, and (iii) obtain the financing necessary to complete the necessary acquisition, construction, and/or conversion work. In addition, local laws may impose liability on property developers with respect to construction defects discovered, or repairs made by future owners of such property. Pursuant to such laws, future owners may recover from the Company amounts in connection with any repairs made to the developed property. Finally, to the extent the Company elects to develop properties adjacent to luxury hotels to provide Members with service offered to guests of such hotels, the Company will need to negotiate the terms by which such hotels would provide services to the Company and the Members. There can be no assurance that the Company will be able to negotiate such terms on a basis that is favorable to the Company.

     Recent Acquisitions; Lack of Prior Operating History. The Company was organized in August 1996 by Raintree Capital Company, LLC ("RCC"). RCC is a merchant banking firm formed in 1994 to consolidate highly fragmented industries. The Company started operations on August 18, 1997. Prior to such closing, the Westin Hotels and the Club Regina Resorts were under common ownership of Bancomer, but the Club Regina Resorts were operated separately from the Westin Hotels. The combined historical financial results of Club Regina Resorts cover periods when they were not under control or management of the Company and, therefore, may not be indicative of the Company's future financial or operating results. The prospects for the Company's success must be considered in light of the risks, expenses and difficulties often encountered in the establishment of a new business in a continually evolving industry characterized by an increasing number of market competitors.

     Expansion and Regulation of Company's Business Outside of Mexico. Raintree has recently expanded its business, including Vacation Interval marketing and sales and acquisition and development of additional resorts outside of Mexico. These activities are subject to extensive regulation by the applicable jurisdictions in which its resort properties were located and in which Vacation Intervals are or are to be marketed and sold. While the Company will continue to use its best efforts to be in material compliance with all foreign laws and regulations to which it may become subject, no assurance can be given that the cost of qualifying under vacation interval ownership regulations and other regulations in any jurisdiction in which the Company desires to conduct sales and operate its business would not be significant. Any failure to comply with applicable laws or regulations could have a material adverse effect on the Company.

     Adverse Mexican Economic Conditions and Government Policies. The following information was derived in part from the Form 18-K, as amended, filed by the United Mexican States with the Commission on June 20, 1997. The Company does not warrant the accuracy or completeness of such information.

     Because each Club Regina Resort is located in Mexico and a significant percentage of the owners of Weekly Intervals are Mexican nationals (approximately 47% as of December 31, 1998), the Company's financial condition and results of operations are greatly affected by the strength of the Mexican economy.

     During the late 1980s and early 1990s, as a result of Mexican government initiatives and the attendant increase in foreign investment, Mexico's growth rate increased, the inflation rate was reduced significantly and the U.S. dollar/peso exchange rate was relatively stable. During 1994, however, Mexico experienced an economic crisis caused in part by a series of internal disruptions and political events, including a large current account deficit (8.0% of gross domestic product in 1994), reduced level of domestic savings (15% of gross domestic product in 1994), civil unrest in the southern state of Chiapas, the assassination of two prominent political figures and significant devaluation of the peso. These events undermined the confidence of investors in Mexico during 1994 and, combined with an increase in interest rates, led to a substantial outflow of capital. The weaker value of the peso relative to the dollar increased the cost, in peso terms, of imported goods and services, and thereby increased the rate of inflation in Mexico to 52.0% in 1995 (as compared to 7.1% in 1994). To the extent that employers adjusted wages upward to compensate for the decline in purchasing power resulting from the devaluation of the peso, and then adjusted prices to reflect increased wage costs, additional inflationary pressures arose. The devaluation of the peso also led to a lack of confidence on the part of investors in Mexico's ability to repay its short-term obligations and, consequently, a reluctance of investors to reinvest in Mexico's maturing government bonds. As a result, Mexico experienced a liquidity crisis closely linked to the $29.2 billion of short-term government bonds (Tesobonos) outstanding at the end of 1994 and maturing in 1995.

     Since 1995, the Mexican government has instituted  programs which sought to
(i) stabilize the exchange rate and maintain the current floating rate exchange policy, (ii) stabilize the Mexican banking sector, (iii) establish tax incentives for business to increase productivity and employment, (iv) increase exports, (v) reform the pension system to encourage private domestic savings,
(vi) control inflation by decreasing public spending and implementing a restrictive monetary policy, (vii) increase private sector investment through privatization of transportation and telecommunications and (viii) increase public-sector revenues, in part through increases in the general rate of the value-added tax for certain goods and services from 10% to 15% (except for certain "free zones" such as Cancun, Cozumel and Los Cabos, where the rate continues to be 10%), increases in prices of fuel oil, natural gas and electricity and increases in the minimum wage. In addition, the Mexican government sought to minimize inflation by promoting the gradual implementation of price increases.

     Economic conditions in Mexico improved somewhat in 1996, with gross domestic product in 1996 5.1% higher than gross domestic product in 1995, and interest rates on 28-day Cetes declining to an average of 31.4% (from an average of 48.4% in 1995). According to preliminary figures, in the first quarter of 1997, gross domestic product increased by 5.1% as compared to the same period in 1996. On January 15, 1997, the Mexican government repaid the remaining balance that it borrowed on the line of credit extended by the United States and Canada. There can be no assurance that the economic plan of the Mexican government will achieve its stated goals or the improvement of the Mexican economy in 1996 will continue in future periods.

     The future performance of the Mexican economy may be adversely affected by political instability in Mexico. On August 28, 1996, a little-known group calling itself the Ejercito Popular Revolucionario (the Popular

Revolutionary Army, or "EPR") initiated attacks in various parts of Mexico, concentrating on military and police targets, and since that date has claimed responsibility for a number of other attacks and has been involved in direct skirmishes with Mexican government troops. Although the extent of popular support enjoyed by the EPR is not known, and none of the attacks occurred within 600 miles of any of the Club Regina Resorts, the attacks adversely affected Mexico's foreign exchange and securities markets. No assurance can be given that attacks in the future by the EPR or any other insurgent group will not have a similar, or worse, effect on such markets.

     The Mexican government has exercised, and continues to exercise, significant influence over the Mexican economy. Accordingly, Mexican governmental actions could have a significant effect on companies with Mexican operations (including the Company), market conditions, prices and returns on securities of companies with significant Mexican operations (including those of the Company). On July 6, 1997, national elections were held in Mexico in which parties opposed to the ruling Institutional Revolutionary Party ("PRI") increased their representation in the Mexican legislature and captured the mayoralty of Mexico City and the governorship of several states of Mexico. Although the term of President Ernesto Zedillo, a member of the PRI, is scheduled to continue until the year 2000, there can be no assurance that the increased political power of parties opposed to the PRI will not result in a change in Mexico's economic policies or the ability of President Zedillo to implement plans or agreements similar to those referred to above. Any change in Mexico's economic policies could have a material adverse effect on the Company's business, results of operations, financial condition, ability to obtain financing and prospects.

     Future declines in the gross domestic product of Mexico, continued high rates of inflation in Mexico or other adverse social, political or economic developments in or affecting Mexico or other emerging market countries could have a generally adverse effect on the Mexican economy, which could result in a material adverse effect on the Company's business, results of operations, financial condition, ability to obtain financing and prospects and on the market price of the Issuers' securities. Finally, securities of companies, such as Raintree, with significant exposure to emerging markets are, to varying degrees, influenced by economic and market conditions in other emerging market countries. Although economic conditions are different in each country, investors' reactions to developments in one country may have effects on the securities of issuers in other countries. There can be no assurance that the trading price of the Common Stock will not be adversely affected by events elsewhere, especially in emerging market countries.

     In addition, the Company denominates many of its Vacation Interval receivables in UDIs. See "Customer Financing." Although the Company believes that its UDI program protects it from peso inflation, it does not insulate the Company from foreign currency risk, and there can be no assurance that the rate of return on the Company's UDI denominated loans will not be adversely affected by a change in dollar/peso exchange rates.

     Exchange Rates. The value of the peso has been subject to significant fluctuations with respect to the U.S. dollar in the past and may be subject to significant fluctuations in the future. The peso has experienced significant fluctuations in short time periods including a major decline in March 1994 (following the assassination of a leading candidate in Mexico's presidential elections) of that year. Between January 1, 1995 and December 31, 1998, the Mexican peso depreciated an additional 87.9% to Ps.9.9 per U.S. dollar at December 31, 1998 and fluctuated from a high, relative to the U.S. dollar, of Ps.5.27 to a low, relative to the U.S. dollar, of Ps.10.63. No assurance can be given that the peso will not further depreciate in value relative to the U.S. dollar in the future.

     The Mexican economy has suffered balance of payment deficits and shortages in foreign exchange reserves. While the Mexican government does not currently restrict the ability of Mexican or foreign persons or entities to convert pesos to U.S. dollars, no assurance can be given that the Mexican government will not institute a restrictive exchange control policy in the future. Any such restrictive exchange control policy could adversely affect the Company's ability to convert dividends or other payments received in pesos into U.S. dollars, and could also have a material adverse effect on the Company's business and financial condition.

     The following table sets forth, for the periods indicated, the high, low, average and period-end free market rate for the purchase and sale of U.S. dollars (presented in each case as the average between such purchase and sale rates), expressed in pesos per U.S. dollar.

                               Free Market Rate
                   -----------------------------------------
 Year Ended                                            Period
 December 31       High       Low       Average(1)       End
 -----------      ------     -----      ---------      ------
   1992            3.12       3.08        3.10          3.12
   1993            3.33       3.12        3.17          3.33
   1994            5.75       3.11        3.39          5.00
   1995            8.05       5.27        6.42          7.69
   1996            8.05       7.33        7.61          7.88
   1997            8.43       7.71        8.07          8.06
   1998           10.63       8.04        9.16          9.90

----------
(1) Average exchange rates represent the annual average of the daily free exchange rates.

Source: Banco de Mexico until November 5, 1993, with the free market rate representing the average of the buy and sell rates on the relevant dates. Commencing November 8, 1993, the free market rate is the Noon Buying Rate for Mexican pesos reported by the Federal Reserve of the United States.

     Seasonality. The Mexican and Canadian vacation ownership industry in general tends to follow seasonal buying patterns with peak sales occurring during the peak travel/tourism seasons, usually December through April and July and August. In Mexico, American tourists tend to vacation in the destinations where the Regina Resorts are located in the December through April season while Mexican tourists tend to travel to these destinations more frequently during the summer months. The timing of these purchasers, however, may be effected by weather conditions and general and local economic conditions. Seasonality influences could have a material adverse effect on the Company's operations.

     General Economic Conditions; Concentration in Vacation Ownership Industry. Any downturn in economic conditions or any price increases (e.g., airfares) related to the travel and tourism industry could depress discretionary consumer spending and have a material adverse effect on the Company's business. Any such economic conditions, including recessions, may also adversely affect the future availability of attractive financing for the Company or its customers and may materially adversely affect the Company's business, financial condition and results of operations. Furthermore, adverse changes in general economic conditions may adversely affect the collectibility of the Vacation Interval receivables. Because the Company's operations are conducted almost entirely within the vacation ownership industry, any adverse changes affecting the vacation ownership industry such as an oversupply of vacation ownership units, a reduction in demand for vacation ownership units, changes in travel and vacation patterns, changes in governmental regulations of the vacation ownership industry and increases in construction costs or taxes, as well as negative publicity, could have a material adverse effect on the Company's operations.

     Sales Volume Risks. The Company depends on sales leads generated from guests of its co-located hotels, other local offices, theme stores, real estate agents and off-site offices. With respect to off-site offices, as the number of potential customers in the geographic area of a sales office who have attended a sales presentation increases, the Company may have increasing difficulty in attracting additional potential customers to a sales presentation at that office, and it may become increasingly difficult for the Company to maintain current sales levels at its existing sales offices. Accordingly, the Company anticipates that a substantial portion of its future sales growth will depend on opening additional off-site sales offices which may be subject to local taxes and compliance with additional registration and other requirements. There can be no assurance, however, that sales from existing or new off-site sales offices will meet the Company's expectations. If the Company does not open additional sales offices or if existing or new sales offices do not perform as expected, the Company's business, results of operations and financial condition could be materially adversely affected.

     Geographic Concentration in Mexico; Concentration of Customers in North America. Until July 1998, the Company only sold Vacation Intervals in Mexico, and at December 31, 1998 approximately 47% of Members reside in Mexico. The Company intends to continue to sell Vacation Intervals in Mexico and to initiate registration to permit sales in selected locations in the United States. Since most of the Company's sales offices are currently located in Mexico, any economic downturn in Mexico could have a disproportionate material adverse effect on the Company's business, results of operations and financial condition. In addition, at December 31, 1998, approximately 53% of the Company's Members resided in the United States or Canada, and as a result, the Company may be vulnerable to downturns in the U.S. and Canadian economies as well.

     Competition. The Company is subject to significant competition from other entities engaged in the business of resort development, sales and operation, including vacation interval ownership, condominiums, hotels and motels. Some of the world's most recognized lodging, hospitality and entertainment companies have begun to develop and sell vacation intervals in resort properties. Major companies that now operate or are developing or planning to develop vacation ownership resorts include Marriott International, Inc., The Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels & Resorts, Inc., Intercontinental Hotels and Resorts, Inc., and Westin. In addition, other publicly-traded companies in the vacation ownership industry, such as Sunterra Resorts, Inc., Fairfield Communities, Inc., Vistana, Inc., Trendwest Resorts, Inc. and SilverLeaf, Inc. currently compete, or may compete, with the Company. The Company believes that the fractional interest segment of the vacation ownership market is highly fragmented and, although no major company competitors exist, includes such competitors as Franz Klammer Lodge in Telluride, Resort Quest International, Inc., a company specializing in vacation home rentals and America Skiing Corporation, which sell one-quarter share interests in vacation homes at certain of its ski locations. Many of these entities possess significantly greater financial, marketing and other resources than those of the Company. Management believes that recent and potential future consolidation in the vacation interval industry will increase industry competition.

     Independent Contractors. A portion of the Company's sales force has been comprised of independent contractors. From time to time, U.S., Mexican and Canadian federal, state and provincial authorities have asserted that independent contractors are employees, rather than independent contractors. If, as a result of any such assertion the Company were required to pay for and administer added benefits and taxes related to the time such persons have been classified as independent contractors, the Company's operating costs would increase.

     Natural Disasters - Uninsured Loss. The Company's resorts may be subject to hurricanes, earthquakes and adverse weather patterns such as "El Nino" and damages as a result thereof. There are certain types of losses for which the Company does not have insurance coverage because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in a resort, as well as the anticipated future revenues from such resort and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss could have a material adverse effect on the Company.

     Limited Inventory. The Company believes that its remaining inventory of Vacation Intervals will be sold in slightly over one year. There can be no assurance that the Company will be able to implement its internal growth and acquisition strategy successfully and thereby increase its inventory of Vacation Intervals. If the Company is unable to acquire or develop additional inventory, the Company's business, results of operations, and financial condition could be materially adversely affected.

     Substantial Leverage and Ability to Service Debt. The Company is, and will continue to be, highly leveraged, with substantial debt service in addition to operating expenses and planned capital expenditures. The Company's level of indebtedness will have several important effects on its future operations, and could have important consequences to the holders of Common Stock, including, without limitation, (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest and principal on its indebtedness, (ii) covenants contained in the indenture governing the Senior Notes (the "Indenture") and the Credit Facility will require the Company to meet certain financial tests, and other restrictions will limit its ability to pay dividends, borrow additional funds or to dispose of assets, and may effect the Company's flexibility in planning for, and reacting to, changes in its business, including possible acquisition activities, (iii) the Company's leveraged position will substantially increase its vulnerability ot adverse changes in general economic, industry and competitive conditions, (iv) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited, and (v) in the event of a change of control the Company, the Company may be required to purchase all of the outstanding Senior Notes at 101% of the principal amount, as the case may be, of the Senior Notes plus any accrued and unpaid interest thereon, and Additional Interest (as defined in the Indenture), if any, to the date of purchase. The exercise by the holders of the Senior Notes of their rights to require the Company to offer to purchase Senior Notes upon a change of control could also cause a default under other indebtedness of the Company, even if the change of control itself does not, because of the financial effect of such purchase on the Company. The Company's ability to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company's future performance, which will be subject to general economic, industry and competitive conditions and to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt, it may be required, among other things to seek additional financing in the debt or equity markets, to refinance or restructure all or a portion of its indebtedness, including the Senior Notes, to sell selected assets, or to reduce or delay planned capital expenditures.

Employees

     At December 31, 1998, the Company employed 425 persons, with 253 persons in Mexico, 164 persons in Canada and 8 persons in the United States. The Company believes employee relations are good.

ITEM 3 - LEGAL PROCEEDINGS

     The Company is subject to routine litigation incidental to its business. In the opinion of management, the resolution of such claims will not have a material adverse effect on the operating results or financial position of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable


Part II

ITEM 5 - MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common equity has not been registered pursuant to Section 12(b) of the Act and is not traded.

ITEM 6 - SELECTED FINANCIAL DATA

     The historical income statement data presented below for the Predecessor Business were derived from the historical financial statements of the Predecessor Business and includes the use of the lease accounting method for the Vacation Interval revenues reported by the combined resorts, because the Predecessor Business did not sell Vacation Intervals that met the requirements for the full accrual method of accounting. The historical income statement data presented below for the Company uses the full accrual method of accounting subsequent to the date it purchased the vacation ownership segment of the Predecessor Business.

     The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements of the Company and the Predecessor Business and the notes thereto included elsewhere herein.



                                                Summarized Historical Financial Data

                                            Vacation Ownership Segment of Predecessor Business
                                                                  (1) (2)                                   Company
                                            --------------------------------------------------      ----------------------
                                                                                     Seven and
                                                         (Unaudited)                 1/2 months           Years Ended
                                                  Years Ended December 31,             Ended              December 31,
                                            ------------------------------------     August 17,     ----------------------
                                              1994          1995          1996          1997         1997(5)        1998
                                            --------      --------      --------      --------      --------      --------
Historical Income Statement Data:                            (in thousands except share and per share data)
Vacation ownership revenues:
Vacation Interval sales  ............       $ 24,500      $ 25,034      $ 37,263      $ 31,479
   Less amounts deferred  ...........        (24,064)      (24,461)      (36,435)      (30,653)
   Plus amounts recognized   ........            196         1,131         2,039         1,650
                                            --------      --------      --------      --------

     Total Vacation Interval revenue             632         1,704         2,867         2,476      $ 18,098      $ 56,508
Interest income on Vacation Interval
     receivables.....................          1,042         1,839         3,294         3,277         1,557         5,848
Rental and service fee income........          1,313         4,105         5,497         7,021         3,896         8,926
Other income ........................          2,631           690           760         1,329         2,153         2,701
                                            --------      --------      --------      --------      --------      --------

Total vacation ownership revenues....          5,618         8,338        12,418        14,103        25,704        73,983
Costs and operating expenses
   Cost of Vacation Interval sales  .                                                                  4,569        13,161
   Provision for doubtful accounts ..                                                                  2,318         4,450
Advertising, sales and marketing.....
   Commissions paid .................                        4,919         7,108         5,512
     Less amount deferred (4) .......                       (4,824)       (5,807)       (5,413)
     Plus amount recognized (4) .....                          178           303           313
   Advertising, sales and marketing .                        4,128         3,829         4,899
                                                          --------      --------      --------
Total advertising, sales and marketing (4)    15,523         4,401         5,433         5,311         8,576        23,874
   Maintenance and energy............          3,969         3,183         3,798         4,669         1,938         8,013
   Depreciation and amortization (3)          10,118           --             --            --            49           620
   Amortization of goodwill..........             --           --             --            --            --         2,885
   General and administrative........         15,688         6,637         5,400         4,504         5,417        11,463
                                            --------      --------      --------      --------      --------      --------
Total costs and operating expenses...         45,298        14,221        14,631        14,484        22,867        64,466
                                            --------      --------      --------      --------      --------      --------
Operating income (loss) from vacation
   Ownership operations .............        (39,680)       (5,883)       (2,213)         (381)        2,837         9,517
   Interest expense..................             --         3,884         3,108         2,827         3,931        14,947
   Foreign currency exchange losses, net       4,266         2,464          (351)           74         1,333         4,299
                                            --------      --------      --------      --------      --------      --------
Loss from vacation ownership
   Operations before provision for taxes     (43,946)      (12,231)       (4,970)       (3,282)       (2,427)       (9,729)
   Foreign income and asset taxes              5,881         3,356         3,312         1,756           909           672
                                            --------      --------      --------      --------      --------      --------
Net loss from vacation ownership
   operations before preferred
   stock dividend                            (49,827)      (15,587)       (8,282)       (5,038)       (3,336)      (10,401)
                                            --------      --------      --------      --------      --------      --------
Preferred stock dividends............             --            --            --            --           232           711
                                            --------      --------      --------      --------      --------      --------
Net loss available to common stockholders   $(49,827)     $(15,587)     $ (8,282)     $ (5,038)     $ (3,568)     $(11,112)
                                            ========      ========      ========      ========      ========      ========

Net loss from operations per share ..                                                               $  (0.40)     $  (1.03)
                                                                                                    ========      ========

Basic and diluted  weighted average..                                                               8,843,383     10,747,409
                                                                                                    =========     ==========
shares...............................

Other Historical Financial Data:
   EBITDA (6)........................       $(29,562)     $ (5,883)     $ (2,213)     $   (381)     $  2,886      $ 13,022
                                            ========      ========      ========      ========      ========      ========

----------

(1)  The financial  data was derived from the Combined  Historical  Financial  Statements  of the  Predecessor  Business  which were prepared in accordance with United States generally  accepted  accounting  principles ("U.S.  GAAP").  The historical  vacation ownership segment  information was prepared by identifying the direct vacation  ownership  revenues and expenses and allocating the vacation  ownership  ("Regina  Resorts") and the hotel shared  expenses based on the relative  number of total rooms at the beginning of each period. The operating results of the hotel segment were reported by the Predecessor  Business as discontinued
     operations and accordingly, are not included in this presentation.
(2)  Because the Company acquired perpetual ownership of the Regina Resorts, which had been sold by the Predecessor Business as a 30 to 50 year memberships to its customers,  the historical financial  information has been prepared by using the lease accounting method as required by U.S.  GAAP,  which  required the  Predecessor  Business to recognize  annually  only 1/30th of cumulative vacation ownership revenues, net of cumulative provisions for doubtful accounts and cumulative commission expenses. For periods after August 17, 1997,  financial data is presented  using the full accrual method of accounting in accordance with SFAS No. 66 rather than the lease  accounting  method.  See  "Management's  Discussion  and Analysis of Financial  Condition and Results of
     Operations."
(3)  Depreciation was not recognized by the Predecessor Business during the periods presented because the prior owner had recorded a significant impairment loss in 1994 and the assets of the combined hotels and Regina Resorts were held for sale from then until their sale on August 18, 1997. The Company's  Historical  Consolidated  Statement of Operations for the year ended December 31,
     1997 includes the operations of the purchased Regina Resorts only for the period August 18, 1997 through December 31, 1997.
(4)  The detail of commission expense for 1994 is not available and is included in advertising, sales and marketing.


(5)  Reflects the results of  operations of the Company for the twelve months ended  December 31, 1997  including  operations of the acquired  Regina  Resorts for the period from  August 18, 1997  through  December  31,  1997,  and does not include  results of operations of the Predecessor Business. The Company had no vacation ownership business activity prior to August 18, 1997.
(6)  EBITDA represents net income before interest expense, taxes, depreciation and amortization,  and also includes foreign currency exchange  gains and losses and  preferred  stock  dividends.  EBITDA is  presented  because it is a widely  accepted  financial indicator of a company's ability to service and/or incur indebtedness.  However, EBITDA should not be construed as a substitute for  income  from  operations,  net income or cash flows  from  operating  activities  in  analyzing  the  Company's  operating performance,  financial  position  and cash flows.  The EBITDA  measure  presented  herein may not be  comparable  to EBITDA as presented by other companies and is not the same as "Consolidated Cash Flow" under the Indenture.

The following table reconciles historical EBITDA to historical net loss reported for the vacation ownership segment:


                                                Summarized Historical Financial Data

                                            Vacation Ownership Segment of Predecessor Business          Company
                                            --------------------------------------------------      ----------------------
                                                                                     Seven and
                                                         (Unaudited)                 1/2 months           Years Ended
                                                  Years Ended December 31,             Ended              December 31,
                                            ------------------------------------     August 17,     ----------------------
                                              1994          1995          1996          1997         1997(5)        1998
                                            --------      --------      --------      --------      --------      --------
                                                                             ( in thousands)

Net loss available to common                $(49,827)    $(15,587)      $ (8,282)     $ (5,038)    $  (3,568)   $  (11,112)
stockholders.........................
Interest expense  ...................             --        3,884          3,108         2,827         3,931        14,947
Foreign income and asset taxes ......          5,881        3,356          3,312         1,756           909           672
Depreciation and amortization  ......         10,118           --             --            --            49         3,505
Foreign currency exchange losses,  net         4,266        2,464           (351)           74         1,333         4,299
Preferred stock dividends ...........             --           --             --                         232           711
                                            --------      --------      --------      --------      --------      --------
EBITDA ..............................       $(29,562)     $ (5,883)     $ (2,213)     $   (381)     $  2,886      $ 13,022
                                            ========      ========      ========      ========      ========      ========


                                             Historical Consolidated Balance Sheet Data

                                                                                              Years Ended
                                                                                             December 31,
                                                                                      -------------------------
                                                                                        1997             1998
                                                                                      ---------       ---------
                                                                                            (in thousands)
Cash and cash equivalents ..............................................              $   9,005       $   2,960
Vacation Interval receivables and other trade receivables, net .........                 41,915          51,835
Land held for vacation ownership development,...........................                 12,405          22,170
Office furniture and equipment..........................................                  1,542           3,046
Cost of unsold vacation ownership intervals ............................                 33,178          27,606
Total assets ...........................................................                119,979         129,667
Senior Notes, due 2004, net of unamortized original issue discount .....                 90,780          92,093
Shareholders' investment ...............................................                 13,052           4,943

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the "Selected Financial Data" and related notes thereto.

COMPANY FORMATION AND INITIAL OPERATIONS IN MEXICO

     The Company was organized to seek acquisition opportunities within the vacation ownership industry. On August 18, 1997, the Company acquired the Regina Resorts in Mexico for approximately $86.8 million. In connection with the purchase transactions, the Company placed the property underlying each of the three Regina Resort properties into three separate trusts held by the Company's operating subsidiaries that were established for each resort. The operating subsidiaries had the right to use the Regina Resorts for a period of 30 years ending August 18, 2027. A separate subsidiary of the Company owns rights (the "Remainder Interests") pursuant to which it had the right to indefinitely use the Regina Resorts after August 18, 2027.

     Until March 13, 1998, the Predecessor Business and the Company sold a right to use a vacation ownership unit ("Vacation Interval") for a period of 30 years. This 30-year period was initially selected because Mexican law limited property ownership by trusts to 30 years. Subsequently, Mexican law was changed to allow a trust ownership period of 50 years and in March 1998, the Company began selling a 50-year Vacation Interval. The 30-year Vacation Intervals that had been sold prior to the acquisition, however, were not extended to 50 years, but the Company intends to offer to sell a 20-year extension to these pre-acquisition Vacation Interval owners.

     In June 1998, the Company assigned a proportional beneficial interest of the Remainder Interests to each purchaser of Vacation Intervals who had bought subsequent to the August 18, 1997 acquisition. The Company effected this assignment of proportional beneficial interests by a legally enforceable assignment for the benefit of such Members. The Company is currently examining the method by which such assignment will be evidenced to Members. The Company believes that this change in structure has had a positive effect on its Mexican sales and marketing program as it has enabled the Company to sell an interest that is more closely aligned with the traditional fee simple deeded interest offered to buyers of vacation intervals in the United States. This structure also provides for the economic interest in the Vacation Interval to be transferred to the purchaser and allows for the use of full accrual accounting method of profit recognition for sales made by the Company.

     The Company uses a membership as its means of transferring Vacation Intervals rather than a deeded interest because Mexican real property law does not have effective mechanisms that would allow non-Mexicans to directly own real property in certain areas (forbidden zones) for certain purposes. Accordingly, the Company does not sell deeded interests. Mexican law allows Mexican corporations, wholly owned by foreign corporations, to own land within the forbidden zones. Accordingly, the Vacation Interval is sold through a right to use.

ACQUISITION OF WHISKI JACK

     In July 1998, the Company acquired Whiski Jack Resorts Ltd. ("Whiski Jack") for approximately $6.6 million. The acquisition was accounted for as a purchase and, accordingly, the results of operations are included in the financial statements only for the periods subsequent to the date of acquisition.

RESULTS OF OPERATIONS

     The following discussion relates to the financial condition and results of operations of the Company and the vacation ownership segment of the Predecessor Business, and is based on the financial information included in "Selected
Financial Data." The Company did not begin significant operations until August 18, 1997 and, therefore, a comparison of the Company's results between 1997 and 1998 is not meaningful as it provides results for less than a full years' operations for 1997. In order to provide a meaningful analysis of the changes in the operational activity levels, the Predecessor Businesses' results for the first 7 1/2 months of 1997 are being combined with the Company's results for the last 4 1/2 months of 1997 (both periods as outlined in the "Selected Financial Data" section), and are presented without adjusting for the impact of either deferred Vacation Interval revenues or deferred commission expenses as included in the "Selected Financial Data". The Company believes that this analysis is helpful to understand the changes in the aggregate activity levels between years.

     After taking into account these adjustments, the comparison of 1998 to combined 1997 and combined 1997 to 1996 remains difficult because the Company's accounting principles for the following revenue and expense elements were not comparable with the accounting principles used to develop the historical operating data for the Predecessor Business:

- Vacation Interval revenues -- Prior to August 18, 1997, the Predecessor Business sold 30-year Vacation Intervals that were recognized using operating lease accounting, thus deferring substantially all revenues until future periods. Starting August 18, 1997 the Company sold Vacation Intervals that transferred the entire economic interest to the purchaser and recognizes all Vacation Interval revenues under the full accrual method of profit recognition.

- Cost of Vacation Interval revenues -- Prior to August 18, 1997, the Predecessor Business did not record Vacation Interval cost of sales. Instead, the value of the assets was depreciated over the assets' useful life. Starting August 18, 1997, the Company amortizes a portion of the book value of the cost of unsold Vacation Intervals with each sale of a Vacation Ownership interval using the relative sales value method.

-    Provision  for  doubtful   accounts  --  Prior  to  August  18,  1997,  the
     Predecessor Business recognized no receivables because virtually all revenues were deferred. Therefore, no provision for bad debts was required. Starting August 18, 1997, the Company began recognizing receivables consistent with full revenue recognition accounting and a provision to bad debts as necessary to provide for losses inherent in the contract receivables portfolio.

- Commission expenses -- Similar to Vacation Interval revenues, a substantial portion of commission expenses representing direct selling expenses were deferred prior to August 18, 1997. Commencing August 18, 1997, all commission expenses were recognized consistent with full revenue recognition accounting.

- Depreciation -- Prior to August 18, 1997, no depreciation was recognized because Bancomer had committed to selling the assets and had, therefore, classified the assets as assets to be disposed of in accordance with the provisions of FASB 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of and the assets were recorded at their net realizable value."

     The annual changes between combined 1997 and 1998 and between 1996 and combined 1997 that are presented below are caused, in part, by the difference in these accounting principles used by the Company and by the Predecessor Business.

Comparison of the twelve months ended December 31, 1998 to the twelve months ended December 31, 1997 (the combined results of the Vacation Interval segment of the Predecessor Business and the Company).

     The Company believes that this analysis is helpful to understand the changes in the aggregate activity levels between combined 1997 and 1998 (in thousands):



                                                            1997
                                            -------------------------------------                     Annual Amounts of
                                           Predecessor                                              ---------------------
                                            Business -    Company -                                             Percentage
                                            Seven and     Four and       Combined                   Increase     Increase
                                           1/2 Months     1/2 Months       Total        1998       (Decrease)   (Decrease)
                                            ---------     ---------     ---------     ---------     --------     --------
Vacation ownership revenues:
Vacation Interval sales ............        $  31,479     $  18,098     $  49,577     $  56,508     $  6,931        14.0%
Interest Income on Vacation Interval
   receivables, rental and service fee
   income,  and other income .......           11,627         7,606        19,233        17,475       (1,758)       (9.1)%
                                            ---------     ---------     ---------     ---------     --------
     Total revenues ................        $  43,106     $  25,704     $  68,810     $  73,983     $  5,173         7.5%
                                            =========     =========     =========     =========     ========

Operating expenses:
Cost of Vacation Interval sales ....               --     $   4,569     $   4,569        13,161     $     (*)         (*)
Provision for doubtful accounts.....               --         2,318         2,318         4,450           (*)         (*)
Advertising, sales and marketing....           10,411         8,576        18,987        23,874        4,887        25.7%
Maintenance and energy .............            4,669         1,938         6,607         8,013        1,406        21.3%
Depreciation and amortization.......               --            49            49           620           (*)         (*)
Amortization of goodwill ...........               --            --            --         2,885        2,885          --
General and administrative .........            4,504         5,417         9,921        11,463        1,542        15.5%
                                            ---------     ---------     ---------     ---------     --------
     Total operating expenses.......        $  19,584     $  22,867     $  42,451     $  64,466           (*)         (*)
                                            =========     =========     =========     =========     ========

     (*) The amount and percentage  change are not presented since the amount between years are not prepared on a comparable  basis.
See discussion above.

     Total recognized revenues increased approximately $5.2 million, or 7.5%, during 1998. This increase was primarily due to a 14% increase in recognized Vacation Interval sales, a 21% increase in interest income on Vacation Interval receivables offset by a 18.2% decrease in rental and service fee income.

     Recognized Vacation Interval sales grew approximately $6.9 million, or 14.0%, during 1998. The acquisition of Whiski Jack contributed approximately $5.6 million of this increase. In Mexico, Vacation Interval sales increased by approximately $1.3 million, or 2.7%, for the 12 months ended December 31, 1998. The primary reason for this increase in Mexico was the implementation of new marketing programs combined with the opening of two new sales offices during the first nine months of 1998. The sales increase occurred despite the fact that the actual number of weekly intervals sold in Mexico decreased 1.7%. Also, the selling environment was impacted by several factors; first, the change in the Mexican VAT tax laws effective January 1, 1998 whereby the sale of vacation intervals became subject to either 10% or 15% VAT; second, a milder winter in the U.S. and Canada that decreased the level of tourism in the first half of 1998 to Mexican resort destinations; third, adverse weather conditions in the third quarter of 1998 including a hurricane in Los Cabos, a strong tropical storm in Cancun and significant flooding in Puerto Vallarta; and fourth, the uncertain economic climate in Mexico and throughout the world during the latter part of 1998.

     Interest income on Vacation Interval receivables grew by approximately $1 million, or 21%. This increase is due primarily to the corresponding increase in the interest bearing Vacation Interval receivables, which increased from $43.9 million to $53.6 million, or 22.1%, during 1998. Vacation Interval receivables increased with the acquisition of Whiski Jack and, in addition, due to an overall increase in sales.

     Rental and service fee income decreased by 18.2% or $2 million during 1998. In Mexico, rental and service fee income decreased by approximately $2.6 million, or 23.7%, due in part to the rental of units to Westin at an average rate lower than that experienced by the company during 1997. The rate negotiated with Starwood for 1998 would have been higher except that a one-time fee of $1.25 million was also negotiated with Starwood. This fee was recognized in 1998 as other income. Rental and service fee income was also negatively impacted because the negotiated agreement with Starwood precludes the Company from renting the remaining unsold units to transient vacationers other than Club Regina members and their guests and guests secured through marketing and promotional programs. Finally, increased usage by a larger owner base resulted in fewer unsold units available for rental to guests of members or for use in marketing promotions. The acquisition of Whiski Jack offset the decrease by approximately $0.6 million.

     The Predecessor Business did not recognize depreciation after the prior owner classified the assets as assets to be disposed of. Under lease accounting, the depreciation represented the cost applicable to the units leased whereas under the full accrual method, the cost of the property is allocated to inventory. After the August 18, 1997 acquisition, the Company began recognizing cost of sales based on its allocation of its purchase price to unsold inventory of Vacation Intervals and allocated the cost based on the relative sales value method. Depreciation during 1998 relates to leasehold improvements associated with the relocation of the Mexico City headquarters during the first quarter of 1998 combined with the implementation of new RCC software, which is the main operations software used by the company.

     The 1998 amortization of goodwill relates to the acquisition of Whiski Jack. The goodwill is being amortized as the number of units acquired are sold.

     The Predecessor Business did not record any provision for uncollectible accounts because most of its Vacation Interval revenues were deferred, however, the Company made a full provision for its estimated uncollectible accounts because Vacation Interval sales after August 18, 1997 are fully recognized each period.

     Advertising, sales and marketing expenses increased approximately $4.9 million, or 25.7%, during 1998. The acquisition of Whiski Jack contributed approximately $1.6 million to the increase. In Mexico, advertising, sales and marketing expenses increased as a result of greater marketing efforts. In particular, the Company has implemented marketing programs that involve theme stores designed to promote the Company's presence through popular local cultural and environmental themes.

     Maintenance and energy expenses increased approximately $1.4 million, or 21.3%, in 1998. The acquisition of Whiski Jack contributed approximately $0.5 million to the increase. In Mexico, maintenance and energy expenses increased approximately $0.9 million during 1998 as a result of higher occupancy rates.

     The general and administrative expenses increased approximately $1.5 million, or 15.5%, in 1998. Primary causes of this increase included approximately $1.1 million related to Whiski Jack and additional costs from increased compensation of certain key executives, plus an increase in the number of executive, administrative and temporary personnel in Mexico and the U.S. to support an active development program and an administrative operation independent of the prior owner.

     Interest expense increased approximately $5.8 million in 1998 as compared to 1997 as the Company used primarily debt in the acquisition of the timeshare business. The Company capitalized interest of $0.5 million and $1.8 million in 1997 and 1998, respectively, associated with the land development in Cozumel and Los Cabos during 1998.

     Foreign currency exchange losses increased approximately $2.9 million, or 205.5%, in 1998. The value of the peso decreased from 8.083 per U.S. dollar at December 31, 1997 to 9.865 per U.S. dollar at December 31, 1998, or 22%, causing the significant 1998 exchange loss. The Company maintains a portfolio of UDI receivables (receivables denominated in an alternate Mexican currency that is adjusted for inflation on a daily basis) to partially offset the peso devaluation. These inflation adjustments should offset the long-term effect of the peso devaluation but do not offset the short-term losses that have occurred in 1998. The amount of UDI inflation adjustments, which is included under interest income on Vacation Interval receivables, was approximately $0.6 million and $1.9 million for the years ended December 31, 1997 and 1998, respectively.

     Included in vacation ownership revenues and operating expenses for 1998 is the $1.6 million operating loss of Whiski Jack for the period subsequent to the date of acquisition through year end 1998.

Comparison of the combined historical twelve months ended December 31, 1997 to the historical twelve months ended December 31, 1996.

     No comparison of historical Company financial information is presented for the period from 1996 to 1997 as the company did not have operations in 1996. The Company believes that the following analysis is helpful to understand the changes in the aggregate activity levels between 1996 and 1997. The analysis presents the changes in the operational activity levels during 1997 and 1996 and a summary of vacation ownership sales and expense activity levels without adjusting for the impact of either deferred Vacation Interval revenues and or deferred commission expenses (in thousands):

                                                                          1997
                                                          -------------------------------------
                                             Predecessor Business                                     Annual Amounts of
                                            -----------------------     Company -                   ---------------------
                                                          Seven and     Four and      Combined                  Percentage
                                             1996         1/2 Months   1/2 Months       Total       Increase     Increase
                                            ---------     ---------     ---------     ---------     --------     --------
Vacation ownership revenues:
Vacation Interval sales ............        $  37,263     $  31,479     $  18,098     $  49,577     $ 12,314        33.0%
Interest income on Vacation Interval
   receivables, rental and service fee
   income,  and other income .......            9,551        11,627         7,606        19,233        9,682       101.4%
                                            ---------     ---------     ---------     ---------     --------
     Total revenues ................           46,814        43,106        25,704        68,810       21,996        47.0%
                                            =========     =========     =========     =========     ========

Operating expenses:
Cost of Vacation Interval sales ....               --            --         4,569         4,569           (*)         (*)
Provision for doubtful accounts ....               --            --         2,318         2,318           (*)         (*)
Advertising, sales and marketing....           10,937        10,411         8,576        18,987        8,050        73.6%
Maintenance and energy .............            3,798         4,669         1,938         6,607        2,809        74.0%
Depreciation and amortization.......               --            --            49            49           (*)         (*)
General and administrative .........            5,400         4,504         5,417         9,921        4,521        83.7%
                                            ---------     ---------     ---------     ---------     --------
     Total operating expenses.......        $  20,135     $  19,584     $  22,867     $  42,451           (*)         (*)
                                            =========     =========     =========     =========     ========


     (*) The amount and percentage  change are not presented since the amount between years are not prepared on a comparable  basis.
See discussion above.

     Total revenues increased approximately $22 million, or 47%, during 1997. This was the result of an increase of 33% in the 1997 Vacation Interval sales and an increase of 101.4% for all other income. The actual number of weekly intervals sold increased 44.5%. Management attributes the increase in the number of Vacation Intervals sold to improved marketing efforts, stronger demand and the introduction of the lower cost biannual product.

     Interest income on Vacation Interval receivables grew approximately $1.5, or 46.8%, primarily due to a corresponding increase in Vacation Interval receivables of 16.4%. Rental and service fee income increased 98.6% in 1997 due to an overall increase in vacation ownership units which were available to the Company to rent because of the late 1996 completion of an expansion of units at the Los Cabos location, and because of improved rental market demand in 1997. Service fee income increased as a result of the overall increase in the number of Members during the 1997 period.

     The Predecessor Business did not recognize depreciation after the prior owner classified the assets as assets to be disposed of. Under lease accounting, the depreciation represented the cost applicable to the units leased whereas under the full accrual method, the cost of the property is allocated to inventory. After the August 18, 1997 acquisition, the Company began recognizing cost of sales based on its allocation of its purchase price to unsold inventory of Vacation Intervals and allocated the cost based on the relative sales value method.

     The Predecessor Business did not record any provision for uncollectible accounts because most of its Vacation Interval revenues were deferred, however, the Company made a full provision for its estimated uncollectible accounts because Vacation Interval sales after August 18, 1997 are fully recognized each period.

     The 73.6% annual increase during 1997 in advertising, sales and marketing expenses reflects the marketing investments made during 1997 to increase the marketing program activity levels which resulted in the 33% increase in Vacation Interval sales.

     Maintenance and energy increased approximately $2.8, or 74%, during 1997 because (i) an additional 110 vacation ownership units were completed at the Los Cabos location in late 1996, (ii) occupancy in the vacation ownership facilities increased significantly due to the substantial growth in the average number of members as well as the increased number of transient guests using the facilities in 1997, and (iii) inflationary increases in these expense elements.

     General and administrative expense in 1997 increased approximately $4.5, or 83.7%. These expense elements increased significantly because (i) growth in the administrative organization was necessary to manage and control the Company which was experiencing overall revenue growth (ii) added costs of personnel that were dedicated to provide services to Starwood's hotel operation which enabled the Company to earn other income fees after August 17, 1997 (prior to August 18, 1997 the cost of these persons had been allocated directly to the discontinued hotel segment) and (iii) the administrative expense of the Company's newly formed Corporate group for the period August 18th through December 31, 1997 represented an increase because these functions did not exist during 1996 within the Predecessor Businesses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generates cash for operations primarily from the sale of Vacation Intervals, receipt of payments on the Vacation Interval receivables, and the receipt of service fees charged to members. With respect to the sale of Vacation Intervals, the Company generates cash from all-cash purchases and the receipt of down payments on financed Vacation Intervals.

     The Company generates cash from financing Vacation Interval sales based on principal payments and the interest charged on Vacation Interval receivables. Additionally, the Company uses Vacation Interval receivables as collateral in order to obtain loans. At December 31, 1998, the Company had $53.6 million Vacation Interval receivables with a weighted average maturity of approximately five years. At such date, approximately (i) 62% of all of the Vacation Interval receivables were U.S. or Canadian dollar denominated (ii) 28% of all Vacation Interval receivables were denominated in UDIs, an obligation denominated in pesos which is adjusted for Mexican inflation, and (iii) 10% of all Vacation Interval receivables were denominated in pesos.

     At December 31, 1998, the Company has $117.1 million of debt outstanding consisting primarily of $100 million of 13% Senior Notes due 2004, $9.1 million outstanding under the FINOVA credit line ("FINOVA"), which at year-end bears interest at 9.5%, $5 million of debt bearing interest at 10%, and $2.8 million mortgage notes payable to a bank which at year-end bears interest at 11.1%. Approximately $5.6 million of the outstanding debt is due in 1999. In addition to such debt, the Company has $2.1 million of 10% redeemable convertible preferred stock which is redeemable by the holders thereof in installments of $500,000 beginning April 1, 1999, and thereafter, redeemable quarterly.

     The Company is finalizing the $13.5 million inventory financing portion of the FINOVA credit agreement. This, along with the existing $20 million accounts receivable based credit facility, will complete the FINOVA credit agreement. Additionally, the Company has a credit line available from Bancomer for a four year line of credit of $20 million. The agreement limits the use of this line to the payment of Senior Note interest incurred and payable. This line of credit bears interest at 11.5%, requires a fee of approximately 1.5% of amounts drawn under the line of credit, and is secured by a portion of the Vacation Interval receivables of CR Resorts Puerto Vallarta. At December 31, 1998, the Company estimates that based on the current level of CR Resorts Puerto Vallarta receivables, only $3.5 million to $4 million would be available to be drawn under the line.

     The Company intends to pursue a growth-oriented strategy. From time to time, the Company may acquire, among other things, additional vacation ownership properties, resorts and completed vacation ownership units, land upon which additional vacation ownership resorts may be built (which may require capital expenditures by the Company) and/or other operations in the vacation ownership industry. The Company is evaluating certain resort asset acquisition or development opportunities, but it currently has no contracts or capital commitments relating to any potential acquisitions or developments other than those discussed above. However, the Company is actively pursuing financing for development of the Teton Club joint venture and the Los Cabos land. In addition, the Company is evaluating several strategic partnership opportunities, but it likewise has no agreements relating to any such potential strategic partnership opportunities.

     To finance its growth strategy, in addition to accessing the lines of credit with FINOVA, the Company may from time to time consider issuing debt, equity or other securities, entering into traditional construction financing or credit agreements, entering into joint venture or development agreements with respect to its undeveloped property, or factoring additional Vacation Interval receivables. The Company is highly leveraged and, under the Indenture, there are limitations on the Company's ability to borrow funds and make certain equity investments. Additionally, the FINOVA credit agreement requires the Company to maintain certain financial covenants, including minimum equity levels. Accordingly, there can be no assurance that the Company will be able to use debt to finance any expansion plans beyond its plans to finance its current commitments.

     At December 31, 1998, the Company had an inventory of 6,994 Vacation Intervals weeks in Mexico and 585 Weekly Intervals in Canada. Accordingly, the Company believes its existing inventory will provide it with slightly more than one year of product available for sale under existing or planned marketing programs. The Company plans to increase its Vacation Interval inventory through development of additional properties and making acquisitions in the short term, by purchasing the Villa Vera, acquiring condominiums in Whistler, British Columbia, developing the Teton Club joint venture, developing its land in Los Cabos, developing its land in Cozumel, and making acquisitions in Mexico, the United States and Canada.

     The Company believes that its current financial position plus borrowings available under the credit agreement with FINOVA and anticipated results from operations will satisfy its currently planned 1999 capital expenditures of approximately $14.2 million. The 1999 planned expenditures include the purchase of Villa Vera, the development activities in Los Cabos and the purchase of Vacation Interval inventory in Whistler, British Columbia. During 1998, the Company purchased land adjacent to the Company's property in Cabo San Lucas for $6.7 million, to be developed for use as Vacation Interval inventory. Additionally, land held for development increased during 1998 as a result of capitalized interest of $1.8 million and associated development costs.

     At December 31, 1998, the Company is, and will continue to be, highly leveraged, with substantial debt service requirements. The Company has incurred losses since its inception and expects to incur a net loss for fiscal 1999. To achieve profitable operations the Company is dependent upon a number of factors, including its ability to increase its Vacation Interval inventory on an economical basis through development projects or acquisition of existing resort properties. The Company expects that its existing credit capacity and its ability to obtain capital financings, as well as the Company's anticipated results of operations, will be sufficient to fund its capital requirements through the year 1999.

MEXICAN PESO CURRENCY FLUCTUATIONS

     Since December 1994, Mexico has experienced difficult economic conditions, including significant devaluation and volatility of the peso with respect to the U.S. dollar, reduced economic activity, higher inflation, and high interest rates. Through 1998, Mexico was considered a highly inflationary economy for purposes of applying SFAS 52, since the three-year cumulative rate of inflation exceeded 100%. Effective January 1, 1999, Mexico is no longer considered a highly inflationary economy. The financial statements of the Company as well as the Predecessor Business were prepared for all periods using the U.S. dollar as the functional currency. The U.S. dollar was used since the debts were payable in U.S. dollars and prices were generally established in U.S. dollars.

     The effects of the Mexican peso on the Company are tempered because the Company sells certain of its Vacation Intervals for U.S. dollars and adjusts the price of Vacation Intervals sold for pesos to keep the revenue from such sales constant in dollar terms. Therefore, devaluation and inflation of the peso have not affected the Company's revenue from customers who purchase Vacation Intervals without financing them. However, approximately 70% of the Company's customers elect to finance their purchase of Vacation Intervals through the Company. Of those financed, approximately 28% of the Vacation Interval receivables are denominated in UDI's which insulate the Company from effects of peso inflation over extended time periods with respect to those receivables. However, the Company is not insulated from the effect of changes in the U.S dollar/peso exchange rate with respect to UDI receivables or the 10% of receivables denominated in pesos. Accordingly, to the extent the rate of Mexican inflation exceeds or is less than the rate of devaluation of the peso during any period, the Company's rate of return in constant dollar terms on UDI denominated Vacation Interval receivables will increase or decrease.

     When the rate of devaluation of the peso in any fiscal period exceeds the rate of inflation of the peso for such period, the cost of the Company's other transactions (such as labor expenses and general and administrative expense in Mexico) denominated in pesos will decrease when translated into U.S. dollars. During 1998, the devaluation of the peso exceeded the rate of inflation.

SEASONALITY

     The Mexican and Canadian vacation ownership industry in general tends to follow seasonal buying patterns with peak sales occurring during the peak travel/tourism seasons, usually December through April and July and August. Seasonal influences also affect the Company's earnings so that net income and cash receipts from customer initial down payments are typically higher in the first and fourth calendar quarters. In Mexico, American tourists tend to vacation in the destinations where the Regina Resorts are located in the December through April season while Mexican tourists tend to travel to these destinations more frequently during the summer months.

IMPACT OF YEAR 2000

     The Company commenced active operations in 1997 with the acquisition of three resorts in Mexico. The Company is implementing systems commensurate with business objects that includes using uniform operating and financial systems for each operating site. The Company uses Resort Computer Corporation's ("RCC") software to manage its vacation ownership operations, including marketing activities, sales presentations, contract management, collections, member reservations and hotel operations. In contrast with traditional software run on mainframe systems, the RCC software was developed in the late 1980's, and has been Year 2000 compliant since 1994. The Company is in the process of installing a new financial system to be used in conjunction with the operating system. This system is scheduled for implementation prior to the end of June 1999 and is year 2000 compliant.

     During 1998, the Company acquired Whiski Jack in Canada. The Company has commenced with the conversion process of the Whiski Jack systems in order to integrate them with the standard systems to be used by the Company. This project is to be completed by the end of the third quarter of 1999.

     Additionally, the Company has initiated discussions with all significant suppliers including the Westin Hotels. No significant Year 2000 issues have been identified. The Company believes that there are no significant Year 2000 issues and that this conclusion is based on a comprehensive study of this issue. Accordingly, management has concluded that no significant costs will be incurred to address this issue.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


     The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates and foreign currency exchange rates. In addition to the U.S. dollar, the Company conducts its business in the Mexican peso and the Canadian dollar. Currently, a substantial portion of the Company's operations are conducted in Mexico and, as a result, are subject to the impact of the any changes in the value of the Mexican peso against the U.S. dollar.

     This exposure to the Mexican peso,  however, is reduced by several factors:
(1) the pricing of vacation intervals is set in U.S. dollars and thus, notwithstanding competitive pricing issues, is not affected by fluctuations in foreign currency, and (2) as of December 31, 1998, 73% of the Company's receivables that are denominated in Mexican pesos are protected against currency fluctuations resulting from inflation. This portion of the Company's receivables is denominated in UDI's, a Mexican currency tied to the peso and indexed monthly for inflation.

     The Company is exposed to interest rates with respect to its long-term debt obligations and receivables. The Company's primary exposures are in long-term receivables in Mexico, totaling approximately $50.8 million, and in fixed rate, long-term U.S. dollar denominated debt that is publicly held, totaling approximately $105 million.

     The following table sets forth the average interest rates for the scheduled maturities of the Company's long-term debt obligations and receivables in the context of (a) interest rate risk and (b) foreign currency exchange rate risk:




                                                                                                                       Estimated
                                                                                                                     Fair Value at
                                      1999        2000        2001        2002        2003     Thereafter    Total      12/31/98
                                    --------    --------    --------    --------    --------    --------    --------    --------
Fixed rate long-term debt:
  Amount (U.S. dollar)                 5,000          --          --          --          --     100,000     105,000          (1)
     Average interest rate              10.0%         --          --          --          --        13.0%       12.9%
  Amount (Canadian dollar)               611         564         453         433         402         587       3,049       3,049
     Average interest rate              11.1%       11.1%       11.1%       11.1%       11.1%       11.1%       11.1%

Variable rate long-term debt:
  Amount (U.S. dollar)                    --          --          --          --          --       9,086       9,086       9,086
     Average interest rate                --          --          --          --          --         9.5%        9.5%

Fixed rate long-term Receivables:
  Amount (U.S. dollar)                 5,939       6,007       5,480       3,759       2,017       1,334      24,535      24,535(2)
     Average interest rate              13.1%       13.1%       13.1%       13.1%       13.1%       13.1%       13.1%
  Amount (Canadian dollar)               442         420         434         424         412         624       2,756       2,756
     Average interest rate              13.8%       13.8%       13.8%       13.8%       13.8%       13.8%       13.8%
  Amount (Mexican peso)                6,360       6,432       5,868       4,025       2,159       1,428      26,273      26,273(2)
     Average interest rate              11.7%       11.7%       11.7%       11.7%       11.7%       11.7%       11.7%

(1)  The fair value of the Company's  senior notes cannot be determined as none of the these  instruments are actively traded on the open market.  Also,  the amount of premium or discount  cannot be predicted were these notes to become  actively  traded in the future.
(2)  These financial  instruments are held for other than trading purposes;  the carrying amount of these  instruments  approximates fair value.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See  the  index  to  the  consolidated  financial  statements,   Report  of
Independent Auditors and the Consolidated Financial Statements, which appear beginning on Page F-1 of this report and are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company filed Form 8-K on August 3, 1998, as amended on August 6, 1998, regarding changes in and disagreements with accountants on accounting and financial disclosure.

Part III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors; Other Key Employees

     The following table sets forth the names, ages and positions of the directors, executive officers and other key employees of the Company or its subsidiaries. A summary of the background and experience of each of these individuals is set forth after the table.

      Executive Officers
        and Directors               Age                               Position
    ---------------------          ------    ----------------------------------------------------------
    Douglas Y. Bech                  53      Chairman and Chief Executive Officer
    John McCarthy                    43      President and Director of the Company
    Robert L. Brewton                46      Executive Vice President - Chief Investment Officer
    George E. Aldrich                52      Senior Vice President - Finance and Accounting
    Fred Daniels                     52      Senior Vice President - Canada
    Bruce S. MacIntire               48      Senior Vice President - Raintree Owners Club
    Mario Muro                       52      Senior Vice President - Marketing
    Gustavo Ripol                    35      Senior Vice President - Product Development
    Brian R. Tucker                  36      Senior Vice President - Corporate Planning and Development
    Christopher W. Allick            45      Director
    Christel DeHaan                  56      Director
    Walker G. Harman                 52      Director
    Thomas R. Powers                 60      Director
    Robert M. Werle                  42      Director


     Douglas Y. Bech is a founding principal of Raintree Capital Company, LLC ("RCC") and the principal promoter in organizing the Company and effecting the acquisition of the Club Regina Resorts and Westin Regina Hotels. From 1994 through October 1997, Mr. Bech was a partner in the Houston office of the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P. From 1993-1994, Mr. Bech was a partner in the Houston office of the law firm of Gardere & Wynne, L.L.P. Mr. Bech was associated with and a senior partner of Andrews & Kurth, L.L.P. from 1970 until 1993. Throughout his career Mr. Bech has specialized in mergers and acquisitions and financial and securities transactions. Mr. Bech serves as a director of Frontier Oil Corporation, a New York Stock Exchange company, eFax.com, Inc., a Nasdaq company, Pride Companies, L.P., a publicly traded master limited partnership, and several private companies. Mr. Bech serves as an advisory director of The Salvation Army, Houston Metropolitan Area and as a director of The Drexler Foundation, a charitable foundation established by Clyde Drexler, a former NBA basketball player, to assist inner city youths.

     John McCarthy has been the President of the Company since August 1997. Mr. McCarthy has been the principal executive officer of the Club Regina Resorts since 1992. From 1992 until August 17, 1997, he served first as Vacation Ownership Director and beginning 1993 as Director General of Bancomer's Tourism Division. During most of this period Mr. McCarthy was responsible for development and management of the Combined Resorts as well as the sale of The Westin Regina Resorts for Bancomer. From 1983 to 1992 Mr. McCarthy held several positions in Grupo Los Remedios, a large Construction and Development Group, where among other projects, he developed The Pacifica Project in Ixtapa Mexico, where he developed, sold and operated some 6,000 vacation intervals. Mr. McCarthy's previous experience was with the Babcock International Group and the Tolteca Group where he obtained experience in Finance, Personnel, Administration and product development. He is the past President and Secretary of the Asociacion Mexicana de Desarrolladores Turisticos (AMDETUR), the Mexican equivalent of ARDA; he is also the past Secretary and present adviser of the Consejo Nacional Empresarial Turistico, Mexico's Tourism Board. He serves on the boards of Hoteles Presidente Intercontinental Mexico (seven Hotels) and Complejos Turistico Huatulco (Club Med Huatulco). Mr. McCarthy acted as an advisor on Tourism to President Zedillo during his campaign. He is the Treasurer of Brimex, a charitable foundation funded by the British Government and members of the British community for the poor, the sick and those who have suffered because of natural disasters. Mr. McCarthy is also a Professor and acts on the Board of The Tourism School at the Universidad Anahuac del Sur.

     Robert L. Brewton was appointed Executive Vice President -- Chief Investment Officer of the Company in April 1998. Mr. Brewton was a Senior Partner and the Chief Investment Officer of Residential Company of America ("RCA"), a privately held multifamily real estate investment and management company, from January 1995 until

March 1998 when it was sold. Prior to working at RCA, Mr. Brewton served as the President and Chief Operating Officer of Transwestern Property Company's Multifamily Division from November 1987 until January 1995 when it was merged into RCA. During his 24 year career in the real estate business, Mr. Brewton has been involved in all aspects of the multifamily housing industry and has served as either a principal, developer, or intermediary in over 100,000 apartment units nationwide. Mr. Brewton is involved in several industry organizations, including the Urban Land Institute, and serves on the Advisory Committee of the National Multi Housing Council. He serves as a member of the Boards of Directors of Apple Orthodontix, an American Stock Exchange company, and Network One, Inc., a private company. Mr. Brewton also serves on the Board of Directors of the Baylor University Alumni Association and has served as a Director of the Juvenile Diabetes Foundation.

     George E. Aldrich joined the Company in November 1998 as Senior Vice President - Accounting and Finance. In this capacity Mr. Aldrich will be responsible for overseeing the financial reporting, tax, treasury and insurance functions. From August 1996 through November 1998 Mr. Aldrich served as Chief Financial Officer for KBC Advanced Technologies, Inc., a U.S. subsidiary of a British-based public company that provides consulting services and specialized software to the refining industry. From 1983 to 1996 Mr. Aldrich was Vice President - Controller for Wainoco Oil Corporation (now, Frontier Oil Corporation), a New York Stock Exchange Company. During Mr. Aldrich's tenure at Wainoco, Wainoco had operations in the United States and Canada as well as activities in other international locations. Prior to joining Wainoco, Mr. Aldrich was with Arthur Andersen LLP. Mr. Aldrich has a degree in accounting from North Texas State University and is a licensed C.P.A.

     Fred Daniels joined the Company as Senior Vice President - Canada in July 1998. In this capacity, Mr. Daniels is responsible for operations of Whiski Jack Resorts, Ltd. with whom Mr. Daniels has served since November 1997 as general manager. Prior to joining Whiski Jack Resorts, Ltd. he was a consultant to the vacation ownership industry and served as general manager of Christmas Mountain Village, a mixed used resort in Wisconsin owned by Resort Development International, Inc. ("RDI"). Prior to joining RDI in 1996 Mr. Daniels served for more than five years as vice president of Long Lines, Ltd. in charge of resort operations for Village West Resort in Spirit Lake, Iowa.

     Bruce S. MacIntire joined the Company as Senior Vice President -- Raintree Owners Club in October 1998. In this capacity Mr. MacIntire will be responsible for the development and operation of the Raintree Owners Club, the Company's Fractional Interest product. From 1997 until joining the Company, Mr. MacIntire served as Vice President - Sales and Marketing for The River Club, a luxury fractional vacational ownership resort in Telluride, Colorado. From 1994 until 1997 Mr. MacIntire served as Vice President Development for Marriott Ownership Resorts, Inc., the vacation interval club business unit of Marriott Hotels. In that capacity Mr. MacIntire managed development projects in Park City, Utah, Aruba, Marbella, Spain, Kauai, Hawaii, Williamsburg, Virginia and Breckenridge, Colorado. Previously, Mr. MacIntire was head of marketing for The Doral Resort and Spa (currently The Peaks) in Telluride, Colorado including its vacation interval ownership sales and marketing. Mr. MacIntire conceived Doral's opening day sales event which resulted in a record opening day vacation interval sales of $22 million. Mr. MacIntire has served in various capacities in the real estate industry since 1972 and holds a degree in Business Administration from Principia College.

     Mario Muro is Senior Vice President -- Marketing of the Company and will also serve as acting Chief Operating Officer for Whiski Jack beginning December 1998. Prior to the closing of the Purchase Transactions, Mr. Muro was Project Manager, Regional Director of Bancomer Tourism Division from 1993 to 1997. He was Director of the Los Remedios Tourism Division from 1992 to 1993, and Director of the Grand Baja Club B.C. Project from 1991 to 1992. Mr. Muro was President of the Association of Commercializers of TimeSharing in Puerto
Vallarta, First President of the Association of Tourist Developers in Ixtapa Zihuatanajo and is currently the President of the AMDETUR until the year 2000. Mr. Muro, who has 25-years experience in the vacation ownership and tourism industry, has developed various vacation ownership marketing programs including theme stores, marketing through travel agencies, and the Club Regina referral program. Mr. Muro has a degree in accounting from the Instituto Tecnologico Autonomo de Mexico .

     Gustavo Ripol joined the Company in October 1997 as Senior Vice President -- Finance and Marketing. From 1995 to 1997, he was RCI's Marketing and Communications Director for Latin America, where he was also responsible for developing new business units in the region for the marketing, sale and implementation of vacation ownership services. From 1993 to 1994, Mr. Ripol served as Planning Director for Bancomer's Tourism Division responsible for strategic planning for the hotel and vacation ownership business units and development of the Club Regina Resort vacation interval product. From 1987 to 1992, Mr. Ripol held various positions as Manager of Planning & Systems, Director of Finance and Administration and Director of Planning and Business Development for Grupo Los Remedios. Mr. Ripol graduated from the Universidad Anahuac with a degree in Engineering, and received a graduate degree in Finance at the Instituto Tecnologico Autonomo de Mexico.

     Brian R. Tucker was Vice President -- Planning and Development of the Company from August 1997 until May 1998, at which time he was made Senior Vice President - Corporate Planning and Development. From 1995 through 1997, Mr. Tucker was an associate of RCC. Prior to joining RCC, Mr. Tucker was employed for five years at Deloitte & Touche Management Consulting Group where he advised clients in various industries concerning mergers, acquisitions and bankruptcy. Mr. Tucker also worked for British Petroleum as a drilling and production engineer for three years prior to receiving an M.B.A. from the Wharton School of Finance in 1990.

     Christopher W. Allick has been a Director of the Company since January 1998. Mr. Allick began serving as Managing Director, Manager Western States Investment Banking of McDonald & Co. Securities, Inc. in July 1998. He was a Director and Executive Vice President of Jefferies & Company, Inc., a registered broker-dealer, from May 1993 until July 1998.

     Christel DeHaan has been a director of the Company since January 1998. She currently serves as CEO of CD Enterprises, Ltd. and the Christel DeHaan Family Foundation, Inc. Ms. DeHaan co-founded Resort Condominiums International, Inc., ("RCI") the world's largest vacation interval exchange company, in 1974, and became its Chairman, CEO and sole shareholder in 1989. In November, 1996 she sold RCI to Cendant Corporation and served on its Board of Directors until January 1998. She is a founding director of the International Timeshare Foundation and was elected twice to the American Resort Development Association Board of Directors. She was appointed by President Clinton in 1995 to the White House Conference Task Force on Travel and Tourism, and was named to the British Tourism Hall of Fame in 1997. Ms. DeHaan is Chairman of the Board of Trustees of the University of Indianapolis, President of the American Pianists Association and serves on the Boards of Directors of the Indiana Symphony Society and Dance Kaleidoscope.

     Walker G. Harman has been a director of the Company since 1997. Mr. Harman was President and Chief Executive Officer of Metro Hotels, Inc. ("Metro") from 1978 until 1998, and was its sole owner from 1985 until its sale to Meristar Hotels and Resorts. Metro owned, developed and operated hotels and resorts including franchises such as Hilton, Radisson, Omni, Holiday Inn and Embassy Suites. Mr. Harman also owns and operates Sonny Bryan's Smokehouse, which has 11 locations in the Dallas, Texas area. Mr. Harman currently serves as a member of board of directors of the Baylor Health Care System, the Board of Regents of Baylor University, and the board of directors of the Interfaith Housing Coalition. Mr. Harman is a member of the World Presidents Organization and the American Hotel Motel Management Association and was president of the Baylor Development Council from 1993 to 1994.

     Thomas R. Powers has been a director of the Company since 1997. Mr. Powers is a founding principal of RCC where he has been engaged since 1994. He served as Chairman, President and CEO of Transamerica Fund Management Company and its predecessor companies ("TFM") from 1976 to 1993. TFM was the investment advisor and underwriter for a complex of 21 mutual funds. In 1995, he completed a three year term as a member of the Board of Governors of the National Association of Securities Dealers where he also served on the Executive Committee as well as Chairman of the Audit Committee and the Investment Companies Committee. For almost 20 years Mr. Powers served on the Board of Governors of the Investment Company Institute, the national association of mutual funds ("ICI"). During that time he served on ICI's Executive Committee and was Chairman from 1989 to 1990. From 1988 to 1997, Mr. Powers was a member and past Chairman of the Board of Regents of Baylor University and served as its Chairman. Mr. Powers is also a member of the Baylor University Foundation, a Trustee and member of the Finance Committee for the Memorial Healthcare System of Houston, Texas and a member and past President of the Houston Chapter of the Financial Executives Institute as well as a member of the Texas Society of C.P.A.'s and the American Institute of C.P.A.'s. Mr. Powers is also the current Chairman of the Texas Infrastructure Fund, a quasi-state agency. Mr. Powers serves as a director of the Fidelity Charitable Gift Fund, a 501 (c)3 company and several private companies.

     Robert M. Werle has been a Director of the Company since September 1998. Mr. Werle is a Managing Director at Jefferies & Company, Inc. where he directs the firm's real estate investment banking efforts. Mr. Werle has been engaged in real estate investment banking for over 13 years with several investment banks including, prior to joining Jefferies in 1997, Robertson Stephens & Company and PaineWebber Incorporated.

Director Classes and Agreements

     The Company's Board of Directors currently consists of eight members and is divided into three classes, one class of which is elected each year to hold office for a three-year term and until successors are elected and qualified. The terms of the Class A, Class B and Class C directors of the Company will expire at the 2001, 1999 and 2000 annual meetings, respectively. Mr. Powers and Ms. DeHaan serve in Class A, Messrs. Harman, and Werle in Class B and Messrs. Bech, McCarthy and Allick in Class C. Successors to the directors whose terms have expired are required to be elected by stockholder vote while vacancies in unexpired terms and any additional positions created by board action are filled by action of the existing Board of Directors. The executive officers named above were elected to serve in such capacities until the next annual meeting of the Board of Directors, or until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification or removal from office. No family relationships exist among the executive officers or directors of the Company.

     Robert Werle was appointed to the Company's Board of Directors pursuant to an agreement by and among Jefferies & Company and the Company, and Messrs. Bech, Powers and McCarthy. This agreement was entered into as part of the original issue of the Senior Notes.

Director Compensation

     Directors do not receive compensation for serving as directors. Directors will be reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or committees thereof incurred in their capacity as directors.

Committees of the Board of Directors

     The Company has an Executive Committee and an Audit and Compensation Committee. The Audit and Compensation Committee reviews and reports to the Board of Directors the scope and results of audits by the Company's outside auditor. The committee also recommends the firm of certified public accountants to serve as the Company's independent public accountants, subject to nomination by the Board of Directors and approval of the stockholders, authorize all audit and other professional services rendered by the auditor and periodically review the independence of the auditor. The Committee also determines the compensation of the Company's executive officers. Membership of the Audit and Compensation Committee is restricted to those directors who are not active or retired officers or employees of the Company. Ms. DeHaan and Messrs. Harman and Powers are members of the Audit and Compensation Committee and Mr. Powers serves as Chairman. Messrs. Bech, McCarthy, Powers and Harman and Ms. DeHaan are members of the Executive Committee, of which Mr. Bech serves as Chairman. Each Committee met once during 1998.

ITEM 11 - EXECUTIVE COMPENSATION

     The following table sets forth certain compensation information for the Company's five most highly compensated executive officers (the "Named Executive Officers"). Compensation information is shown for all services rendered during the fiscal year 1998 and for the period from August 18, 1997 to December 31, 1997.

                                                                                              Securities
                                                                                              Underlying
Name/Principal Position                                   Year      Annual Compensation*     Options/SARs
-----------------------------------------------------    ------    ---------------------    -------------
Douglas Y. Bech                                           1998           $    255,000           100,000
  Chairman                                                1997                 90,000                --

John McCarthy                                             1998                260,000            20,000
  President                                               1997                 87,179           100,000

Robert L. Brewton                                         1998                178,906(1)         85,000
  Executive Vice President - Chief Investment Officer

George Stroesenreuther                                    1998                143,750(2)
  Senior Vice President - Finance and Accounting

George Aldrich                                            1998                 21,250(3)         50,000
  Senior Vice President -  Finance and Accounting

Brian Tucker                                              1998                160,000            35,000
  Senior Vice President - Planning                        1997                 45,000                --
  And Development
------------------

(1)  Mr.  Brewton's  employment  with the Company  commenced on April 15, 1998.
(2)  Mr.  Stroesenreuther  resigned  effective  as of  December  31, 1998 and was paid a severance  of  $57,500.
(3)  Mr. Aldrich's  employment with the Company commenced on November 15, 1998. * The Company provides the Named Executive  Officers with certain group, life, health, medical and other non-cash benefits generally available to all salaried employees.

Report on Executive Compensation

     This report documents the components of the Company's compensation programs for its executive officers and describes the basis on which fiscal 1998 compensation determinations were made with respect to the executive officers of the Company. All fiscal 1998 compensation decisions with respect to base salaries, annual compensation and stock option grants were made by the Board of Directors with the objectives of attracting, retaining, motivating and rewarding high caliber executive officers to manage the Company's business; inspiring executive officers to innovatively and aggressively pursue Company goals; and align the long-term interests of executive officers with those of the Company's stockholders through use of stock options.

     Compensation for each of the Company's executive officers were determined on an individual basis, taking into account compensation by industry competitors, their performance as executive officers of the Regina Resorts when owned by Bancomer, if applicable, and general economic conditions. Mr. McCarthy's compensation was negotiated based upon his performance as an executive officer of the Regina Resorts prior to the Company's purchase thereof and the Company's desire to retain him, formalized in an employment agreement. See "- Employment Agreements." Mr. Bech's compensation was structured to be comparable to Mr. McCarthy's compensation. Messrs. Brewton's and Tucker's compensation were based on their experience in real estate acquisition and development and financial and corporate planning, respectively.

     Stock Options: The Company uses stock options to relate the benefits received by executive officers and key employees to the amount of appreciation realized by the stockholders over comparable periods. While the Company directly granted Mr. McCarthy stock options, the other executive officers were granted stock options under the Company's 1997 Long Term Incentive Plan. See " - 1997 Long Term Incentive Plan."

Stock Options Granted

     Except as noted, the following table provides certain information regarding the number of stock options to purchase shares of the Company's Common Stock granted pursuant to the Plan to the Named Executive Officers during the period form October 1997 through December 1998, all of which were granted at an exercise price of $5.00 per share with a 10-year term. The Company currently has outstanding options to purchase 546,500 shares of common stock, all of which were granted at $5.00 per share except for options for 100,000 shares granted to Mr. McCarthy at $2.00 per share. The Company makes no representation as to the current market value of its common stock but believes that the $5.00 per share represents a fair price to grant options to employees.

                                                                             Potential
                                                                        Realizable Value at
                                                                          Assumed Annual
                                                                          Rates of Stock
                                                                        Price Appreciation
                                              Percentage of             For Option Term (1)
                             Options          Total Options         --------------------------
      Name                   Granted             Granted                 5%            10%
-----------------           ---------            -------            -----------    -----------
Douglas Y. Bech               100,000               15.5%           $   314,447    $   796,871
John McCarthy                 120,000               18.6%               188,668        478,123
Robert L. Brewton              85,000               13.1%               267,280        677,341
George Aldrich                 50,000                7.7%               157,224        398,436
Brian Tucker                   35,000                5.4%               110,057        278,905
----------

(1)  The 5% and 10% assumed  annual rates of compound  stock price  appreciation  over the term of option are computed in accordance with rules and regulations of the Securities and Exchange Commission and do not represent the Company's estimate of stock price appreciation or a projection by the Company of future stock prices.

Option Exercises and Option Values

                                                                                      Value of Unexercised
                                                                 Total                In-the-Money Options
                              Shares                   Options at Year-End 1998         at Year-End 1998*
                                                       ------------------------    ------------------------
                           Acquired on      Value
     Name                  Exercise(#)   Realized($)  Exercisable  Unexercisable   Exercisable  Unexercisable
     -----------------     ----------    ----------    ----------    ----------    ----------    ----------
     Douglas Y. Bech               --            --        20,000        80,000            --            --
     John McCarthy                 --            --        40,000        80,000            --            --
     Robert L. Brewton             --            --        17,000        68,000            --            --
     George Aldrich                --            --        10,000        40,000            --            --
     Brian Tucker                  --            --         7,000        28,000            --            --
     ----------

*    The Company  does not have any  publicly-traded  equity and,  therefore,  the market  value of the  Company's  Common  Stock is considered  speculative.  In early 1998,  the Company  issued a certain number of shares of Common Stock at $5.00 per share but makes no representation as to the current value of such shares.

1997 Long Term Incentive Plan

     In August 1997, the Board of Directors of the Company approved the Company's 1997 Long Term Incentive Plan (the "Plan"). The purpose of the Plan is to provide directors, officers, key employees, consultants and other service providers with additional incentives by increasing their ownership interests in the Company. Individual awards under the Plan may take the form of one or more of: (i) either incentive stock options and nonqualified stock options ("NQSOs"),
(ii) stock appreciation rights (iii) restricted or deferred stock; (iv) dividend equivalents and (v) other awards not otherwise provided for, the value of which is based in whole or in part upon the value of common stock.

     The Compensation Committee, or such other committee as the Board of Directors designates, who will administer the Plan and select the individuals who will receive awards and establish the terms and conditions of those awards. The maximum number of shares of Common Stock that may be subject to outstanding awards, determined immediately after the grant of any award, may not exceed the greater of 800,000 shares or 8% of the aggregate number of shares of Commons Stock outstanding at the time of such grant. Shares of Common Stock which are attributable to awards which have expired, terminated or been canceled or forfeited are available for issuance or use in connection with future awards.

     The Plan will remain in effect until terminated by the Board of Directors. The Plan may be amended by the Board of Directors without the consent of the stockholders of the Company, except that any amendment, although effective when made, will be subject to stockholder approval if required by any federal or state law or regulation or by the rules of any stock exchange or automated quotation system on which the Common stock may then be listed or quoted; provided, however, that without the consent of any affected participant in the Plan, no such action may materially impair the rights of such participant under any award granted to him.

Employment Agreements

     The Company has entered into employment agreements with each of the Named Executive Officers. Each employment agreement provides for three-year employment terms at the end of which each extends for successive one-year terms. Each of the employment agreements provide for an initial base salary plus a bonus pursuant to the Company's bonus plan administered by the Compensation Committee of the Company's Board of Directors. In addition to any other payments to be made to the Named Executive Officers under his employment agreement, each Named Executive Officer is generally entitled to his salary for up to one year, earned bonuses, vested stock options and any other sums due him, if his employment is terminated thereunder for any reason other than "cause" (as defined in the employment agreement), resignation, death or disability. Each of the Named Executive Officers is subject to a one-year non-competition agreement with the Company.

Exculpatory Charter Provision; Liability and Indemnification of Officers and Directors

     The Company has included in its Amended and Restated Articles of Incorporation provisions to eliminate the personal liability of its directors for monetary damages resulting from breaches of their fiduciary duty; provided, however, that such provision does not eliminate liability for (i) acts or omissions not in good faith or which involve intentional misconduct, fraud, or a knowing violation of law, or (ii) violations under Section 78.300 of the NGCL concerning unlawful distributions to shareholders. However, these provisions will not limit the liability of the Company's directors under the federal securities laws. The Company believes that these provisions are necessary to attract and retain qualified persons as directors and officers.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT


     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 30, 1998, by each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (giving effect for such purpose the outstanding Warrants to purchase Common Stock for $0.01 per share) each of the Company's directors and executive officers and all executive officers and directors of the Company as a group. Unless otherwise indicated, each person's address is 10000 Memorial Drive, Suite 480, Houston, Texas 77024. The number of shares of Common Stock currently outstanding is 10,766,300 and there are outstanding Warrants to purchase 1,869,962 shares of Common Stock at $0.01 per share, or a total of 12,636,262.


                                                    Beneficial Ownership(1)
                                                  --------------------------
                                                    Shares
                                                 Beneficially       Percent
     Name                                          Owned(1)         of Class
     ------------------------------------         ----------        --------
     Douglas Y. Bech (2)                           1,901,912           15.1
     John McCarthy (2)                               215,367            1.7
     Robert L. Brewton (2)                           120,000            *
     George Aldrich (2)                               56,000            *
     Fred Daniels (2)                                  4,000            *
     Bruce MacIntire (2)                              12,000            *
     Mario Muro (2)                                   12,500            *
     Gustavo Ripol (2)                                 4,000            *
     Brian R. Tucker (2)                             106,000            *
     Christopher W. Allick (3)                        72,955            *
       345 California Street, Suite 3400
       San Francisco, CA  94104
     Christel DeHaan                                 783,333            6.2
       10 West Market Street, Suite 1990
       Indianapolis, IN 46204
     Walker G. Harman (4)                          1,840,000           14.6
       8080 N. Central Expwy.
       Suite 1600, LB 82
       Dallas, TX 75206
     Thomas R. Powers                              1,110,213            8.8
     Robert Werle (5)                                328,345(6)         2.6
       Jefferies & Company, Inc.
       11100 Santa Monica Blvd. 10th Floor
       Los Angeles, CA 90025
     William T. Criswell (7)                       1,077,440            8.5
       3000 Bent Cypress Drive
       Wellington, FL  33414
     All directors and officers as a group         6,566,625           52.0(8)
     (14 persons)


*  Less than 1%
(1) To the Company's knowledge, such person has sole voting and investment power with respect to all Common Stock shown as beneficially owned by such person, unless otherwise indicated. The outstanding Warrants to purchase 1,869,962 shares for $0.01 per share are included for purposes of computing the percentage of outstanding shares.
(2)  Excludes options to purchase shares of Common Stock.
(3) Mr. Allick's shares are beneficially owned by and are held of record by Jefferies & Company, Inc.
(4) Includes 1,840,000 shares of Common Stock held by Metro Mexico Investment Partners ("MMIP"). Mr. Harman is a general partner of MMIP and, as such, can be deemed to have beneficial ownership of the shares MMIP holds. Mr. Harman disclaims ownership of 120,000 of such shares.
(5) Mr. Werle disclaims beneficial ownership to all such shares except 33,062 shares.
(6)  Excludes 72,955 shares owned beneficially by Mr. Allick.
(7) Includes 673,400 shares of Common Stock that Mr. Criswell or affiliated entities hold, subject to the claims of two other persons.
(8) All directors and officers as a group have an aggregate voting power with respect to the outstanding shares of Common Stock (excluding the Warrants) of 61.0%.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None


PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8 - K

(a) (1) and (a) (2) Financial Statements and Financial Statement Schedules

     The response to this portion of Item 14 is submitted as a separate section of this report beginning on page F-1. All other schedules are not applicable or not required and accordingly have been omitted.

(a) (3) Exhibits

     The following documents are filed as part of this report.


 Exhibit No.                     Description
------------                    -------------
     3.1* -- Amended and Restated  Articles of  Incorporation  Raintree  Resorts
          International, Inc. ("RRI US"), dated August 12, 1997. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     3.2* -- Articles of Incorporation  of C.R.  Resorts Capital,  S. de R.L. de
          C.V., dated August 11, 1997 (English Translation which includes by-laws). (incorporated by reference to Exhibit 3.2 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     3.3* -- By-Laws of Raintree Resorts International,  Inc., formerly known as
          Club Regina Resorts, Inc., effective April 15, 1997. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     3.4* --  Certificate  of  Designations  of Class A  Redeemable  Convertible
          Preferred Stock of RRI US. (incorporated by reference to Exhibit 3.4 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     3.5* --  Certificate  of Amendment to the Amended and Restated  Articles of
          Incorporation of Club Regina Resorts, Inc., changing the name to Raintree Resorts International, Inc., dated May 12, 1998. (incorporated by reference to Exhibit 3.5 to Amendment No. 2 dated May 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     3.6* --  Certificate  of  Designations  of Class B  Preferred  Stock of the
          Company. (incorporated by reference to Exhibit 3.1 to Registrant's Form 10-Q for the quarter ended September 30, 1998)

     4.1* --  Indenture  (including  Forms of  Registered  Note and  Outstanding
          Note), dated December 5, 1997, among the Issuers and IBJ Schroder Bank & Trust Company. (incorporated by reference to Exhibit 4.1 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     4.2* -- Series B  Warrant  Agreement  (including  form of  warrant),  dated
          December  5,  1997,  between  RRI US and  Jefferies  &  Company,  Inc.
          (Initial Purchaser). (incorporated by reference to Exhibit 4.2 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     4.3* -- Warrant  Agreement  (including form of warrant),  dated December 5,
          1997, between RRI US and the Warrant Agent. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     4.4* -- Articles of Raintree Resorts Holdings Ltd., (Canada) dated July 19,
          1998. (incorporated by reference to Exhibit 4.1 to Registrant's Form 10-Q for the quarter ended June 30, 1998)

     4.5* -- Voting Trust, Exchange and Support Agreement,  dated as of July 27,
          1998, by and among Raintree Resorts International, Inc., Raintree Resorts International Canada Ltd. and Raintree Resorts Holdings, ULC. (incorporated by reference to Exhibit 4.2 to Registrant's Form 10-Q for the quarter ended June 30, 1998)

     10.1*-- Second Amended and Restated Stock Purchase Agreement,  dated August
          18, 1997, by and among Bancomer, RRI US, Desarrollos Turisticos Bancomer, S.A. de C.V. and CR Hotel Acquisition Company, L.L.C. (incorporated by reference to Exhibit 10.1 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     10.2*-- Cross  Indemnity  Agreement,  dated  August  18,  1997 by and among
          Bancomer, RRI US and others named therein. (incorporated by reference to Exhibit 10.2 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     10.3*--  Post-Closing  Agreement,  dated  August  19,  1997,  by and  among
          Bancomer, RRI US and others named therein. (incorporated by reference to Exhibit 10.3 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     10.4*-- Asset  Management  Agreement,  dated August 18, 1997,  by and among
          Starwood Lodging Corporation and RRI US. (incorporated by reference to
          Exhibit 10.4 to Amendment No. 2 dated May 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     10.5*-- Form of Operating Agreement by and among Starwood and subsidiaries of RRI US (English translation). (incorporated by reference to Exhibit
          10.5 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     10.6*-- Warrant Shares  Registration  Rights  Agreement,  dated December 5,
          1997, between RRI US and the Initial Purchaser. (incorporated by reference to Exhibit 10.6 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     10.7*-- A/B  Exchange  Registration  Rights  Agreement,  dated  December 5,
          1997, among the Issuers and the Initial Purchaser. (incorporated by reference to Exhibit 10.7 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     10.8*-- Series B Warrant  Registration Rights Agreement,  dated December 5,
          1997, between RRI US and the Initial Purchaser. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     10.9*-- Form of Indemnity Agreement.  (incorporated by reference to Exhibit
          10.10 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     10.10* -- Form of Registration Rights Agreement, by and among RRI US and stockholders of RRI US. (incorporated by reference to Exhibit 10.11 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     10.11* -- Form of Shareholders Agreement, by and among RRI US and stockholders of RRI US. (incorporated by reference to Exhibit 10.12 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     10.12* -- 1997  Long-Term  Incentive  Plan.  (incorporated  by reference to
          Exhibit 10.13 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     10.13* -- Tax  Allocation  Agreement  dated August 18,  1997,  by and among
          Starwood Lodging Corporation and RRI US. (incorporated by reference to
          Exhibit 10.14 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     10.14* -- Agreement dated May 20, 1996 by and among Starwood Capital Group,
          L.L.C., RRI US and Raintree Capital Company, LLC. (incorporated by reference to Exhibit 10.15 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     10.15* --  Agreement  dated May 20,  1996 by and among SLT  Realty  Limited
          Partnership, RRI US and Raintree Capital Company, LLC. (incorporated by reference to Exhibit 10.16 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     10.16* -- Agreement on Opening of Loan Against  Current  Account with Trust
          Guarantee, dated July 20, 1998, by and among Bancomer Sociedad Anonima de Capital Variable, Institucion de Banca Multiple, Grupo Financiero, C.R. Resorts Capital S. de R.L. de C.V., and C.R. Resorts Puerto Vallarta, Variable Capital Limited Liability Corporation. (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended June 30, 1998)

     10.17* -- Registration Rights Agreement, dated as of July 27, 1998, by and among Raintree Resorts International, Inc., a Nevada corporation, and certain Shareholders thereof. (incorporated by reference to Exhibit
          10.2 to Registrant's Form 10-Q for the quarter ended June 30, 1998)

     10.18+ -- Loan and Security  Agreement for $20,000,000,  dated November 23,
          1998, by and between FINOVA Capital Corporation and CR Resorts Cancun,
          S. de R.L. de C.V.; CR Resorts Los Cabos, S. de R.L. de C.V.; CR Resorts Puerto Vallarta, S. de R.L. de C.V.; Corporacion Mexitur, S.A. de C.V.; CR Resorts Cancun Timeshare Trust S. de R.L. de C.V.; CR Resorts Cabos Timeshare Trust, S. de R.L. de C.V. and CR Resorts Puerto Vallarta Timeshare Trust, S. de R.L. de C.V.

     10.19+ -- Corporate  Guarantee and Subordination  Agreement to the Loan and
          Security Agreement for $20,000,000 with FINOVA, dated November 23, 1998, by and between FINOVA Capital Corporation and Raintree Resorts International, Inc.

     21.1+ -- List of Subsidiaries of RRI Inc.

     27.1+ -- Financial Data Schedule

-------------------
* previously filed
+ filed herewith

                                   SIGNATURES


     Pursuant to the requirements of the Securities Act of 1933, as amended, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on March 19, 1999.

                                RAINTREE RESORTS INTERNATIONAL, INC.
                                CR RESORTS CAPITAL, S.  DE  R.L.   DE  C.V.


                                By: /s/       GEORGE E. ALDRICH
                                    ----------------------------------------
                                              George E. Aldrich
                                  Senior Vice President - Finance and Accounting


     Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

            Signature           Title                        Date



/s/  DOUGLAS Y. BECH
--------------------------  Chairman and Chief Executive          March 16, 1999
     Douglas Y. Bech        Officer (principal executive officer)


/s/  JOHN McCARTHY
--------------------------  President and Chief Operating Officer March 16, 1999
     John McCarthy


/s/  GEORGE E. ALDRICH      Senior Vice President - Finance       March 16, 1999
--------------------------  and Accounting (principal
     George E. Aldrich      financial and accounting officer)


/s/  CHRISTOPHER W. ALLICK
--------------------------  Director                              March 16, 1999
     Christopher W. Allick



--------------------------  Director                              March __, 1999
     Christel DeHaan


/s/  WALKER G. HARMAN
--------------------------  Director                              March 16, 1999
     Walker G. Harman


/s/  THOMAS R. POWERS
--------------------------  Director                              March 16, 1999
     Thomas R. Powers


/s/  ROBERT M. WERLE
--------------------------  Director                              March 16, 1999
     Robert M. Werle

                                            INDEX TO FINANCIAL STATEMENTS


                                                                                                              Page

RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
     Report of Independent Public Accountants.................................................................F-2
     Consolidated Balance Sheets as of
         December 31, 1997 and 1998...........................................................................F-3
     Consolidated Statements of Operations and Comprehensive Income
         for the years ended December 31, 1997 and 1998 ......................................................F-4
     Consolidated Statements of Shareholder's Investment
         for the years ended December 31, 1997 and 1998.......................................................F-5
     Consolidated Statements of Cash Flows for the period
         for the years ended December 31, 1997 and 1998 ......................................................F-6
     Notes to Consolidated Financial Statements...............................................................F-7

CR RESORTS CAPITAL, S. DE R.L. DE C.V. (A WHOLLY OWNED FINANCE SUBSIDIARY)
     Report of Independent Public Accountants.................................................................F-22
     Consolidated Balance Sheets as of December 31, 1997 and 1998.............................................F-23
     Consolidated  Statements  of Income and  Retained  Earnings  for the period
         August 18, 1997 through December 31, 1997
         and for the year ended December 31, 1998.............................................................F-24
     Consolidated Statements of Cash Flows for the period
         August 18, 1997 through December 31, 1997 and for the year ended December 31, 1998..............................................................................F-25
     Notes to Consolidated Financial Statements...............................................................F-26

FINANCIAL STATEMENTS OF PREDECESSOR BUSINESS FOR JANUARY 1, 1997 THROUGH
  AUGUST 17, 1997 - DESARROLLOS TURISTICOS BANCOMER, S.A. DE C.V. AND SUBSIDIARIES
     Report of Independent Public Accountants.................................................................F-31
     Consolidated Statement of Operations for the Period
         January 1, 1997 through August 17, 1997..............................................................F-32
     Consolidated Statement of Cash Flows for the Period
         January 1, 1997 through August 17, 1997..............................................................F-33
     Notes to Consolidated Financial Statements...............................................................F-34

FINANCIAL STATEMENTS OF PREDECESSOR BUSINESS FOR 1996- DESARROLLOS
  TURISTICOS BANCOMER, S.A. DE C.V. AND SUBSIDIARIES
     Consolidated Statement of Operations (unaudited) for the year ended
         December 31, 1996 ...................................................................................F-41
     Consolidated Statement of Cash Flows (unaudited) for the year ended
         December 31, 1996 ...................................................................................F-42
     Notes to Consolidated Financial Statements (unaudited)...................................................F-43


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Raintree Resorts International, Inc.:

We have audited the accompanying consolidated balance sheets of Raintree Resorts International, Inc. (a Nevada corporation) and subsidiaries (the Company) as of December 31, 1997 and 1998, and the related consolidated statements of operations and comprehensive income, shareholders' investment and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raintree Resorts International, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP

Houston, Texas
March 19, 1999



                                        RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS
                                           (in thousands except share and per share data)


                                                                                                  December 31,
                                                                                     ---------------------------------------
                                                                                           1997                  1998
                                                                                     ------------------    -----------------

Assets
    Cash and cash equivalents ...............................................               $   9,005            $   2,960
    Vacation Interval receivables and other trade receivables, net...........                  41,915               51,835
    Inventories .............................................................                     939                  775
    Refundable Mexican taxes ................................................                   4,117                3,488
    Office furniture and equipment ..........................................                   1,542                3,046
    Land held for vacation ownership development ............................                  12,405               22,170
    Equity investments.......................................................                   2,500                2,949
    Cost of unsold vacation ownership intervals and related club memberships                   33,178               27,606
    Retained interest in hotel cash flows ...................................                   4,000                4,000
    Deferred loan costs......................................................                   8,697                7,413
    Goodwill, net  ..........................................................                      --                1,240
    Prepaid and other assets  ...............................................                   1,681                2,185
                                                                                             --------             --------
Total assets ................................................................                $119,979             $129,667
                                                                                             ========             ========

Liabilities and Shareholders' Investment
Liabilities
    Accounts payable and accrued liabilities  ...............................             $    10,093            $  11,850
    Notes payable  ..........................................................                   1,000               17,135
    Senior Notes, due 2004, net of unamortized original issue
       discount of $9,220 and $7,907, respectively ..........................                  90,780               92,093
    Taxes payable  ..........................................................                   2,131                1,618
    Unearned services fees ..................................................                   2,923                2,028
                                                                                              -------              -------
Total liabilities  ..........................................................                 106,927              124,724

Commitments and Contingencies

Shareholders' Investment
    Preferred stock; par value $.001; 5,000,000 shares authorized, shares
       issued and outstanding 37,500 at December 31, 1997 and 1998 ..........                      --                   --
    Convertible preferred stock; $100 per share liquidation value;
       0 and 20,775 shares issued and outstanding at December 31, 1997
       and 1998, respectively ...............................................                      --                2,078
    Common stock; par value $.001; 45,000,000 shares authorized, shares issued and outstanding 10,701,300 and 10,766,300 at
       December 31, 1997 and 1998, respectively .............................                      11                   11
    Additional paid-in capital ..............................................                   7,046                7,371
    Warrants to purchase 1,869,962 shares of common stock....................                   9,331                9,331
    Accumulated deficit .....................................................                  (3,336)             (13,737)
    Cumulative translation adjustment .......................................                      --                 (111)
                                                                                             --------             --------
Total shareholders' investment ..............................................                  13,052                4,943
                                                                                             --------             --------
Total liabilities and shareholders' investment ..............................                $119,979             $129,667
                                                                                             ========             ========


                             The accompanying notes are an integral part of these financial statements.



                                        RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                           (in thousands except share and per share data)


                                                                                                    Years Ended
                                                                                                    December 31,
                                                                                         -----------------------------------
                                                                                              1997                1998
                                                                                         ----------------    ---------------
Statement of Operations
Revenues
  Vacation Interval sales .......................................................            $  18,098         $  56,508
  Rental and service fee income .................................................                3,896             8,926
  Interest income on vacation interval receivables ..............................                1,557             5,848
  Other income ..................................................................                2,153             2,701
                                                                                             ---------         ---------
     Total revenues .............................................................               25,704            73,983
Costs and Operating Expenses
  Cost of Vacation Interval sales ...............................................                4,569            13,161
  Provision for doubtful accounts ...............................................                2,318             4,450
  Advertising, sales and marketing ..............................................                8,576            23,874
  Maintenance and energy ........................................................                1,938             8,013
  General and administrative ....................................................                5,417            11,463
  Depreciation ..................................................................                   49               620
  Amortization of goodwill ......................................................                   --             2,885
                                                                                             ---------         ---------
     Total costs and operating expenses .........................................               22,867            64,466
                                                                                             ---------         ---------
Operating income ................................................................                2,837             9,517
  Interest expense, net .........................................................                3,931            14,947
  Foreign currency exchange losses, net .........................................                1,333             4,299
                                                                                             ---------         ---------
Net loss before taxes ...........................................................               (2,427)           (9,729)
  Foreign income and asset taxes ................................................                  909               672
                                                                                             ---------         ---------
Net loss before preferred dividends .............................................               (3,336)          (10,401)
  Preferred stock dividends .....................................................                  232               711
                                                                                             ---------         ---------
Net loss available to common shareholders .......................................            $  (3,568)        $ (11,112)
                                                                                             =========         =========

Loss per share
  Basic and Diluted .............................................................            $    (.40)        $   (1.03)
Weighted average number of common shares:
  Basic and Diluted .............................................................             8,843,383        10,747,409


Comprehensive Income
Net loss before preferred stock dividends .......................................            $  (3,336)        $ (10,401)
Other comprehensive loss:
    Foreign currency translation adjustment .....................................                   --              (111)
                                                                                             ---------         ---------
Comprehensive loss ..............................................................            $  (3,336)        $ (10,512)
                                                                                             =========         =========






                             The accompanying notes are an integral part of these financial statements.



                                        RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
                                           (in thousands except share and per share data)

                                                                                                                           Total
                                                         Convertible Additional   Warrants                Cumulative   Shareholders'
                                       Common  Preferred  Preferred   Paid-In   To Purchase  Accumulated  Translation   Investment
                                        Stock    Stock      Stock     Capital      Stock       Deficit    Adjustment     (Deficit)
                                       ------  ---------  ---------  ---------  -----------  -----------  -----------  -------------
Issue 8,100,000 common shares........  $    8                         $      4                                             $     12
  Issue 2,000,000 commons shares on
    August 18, 1997 to subsidiary of
    Starwood Capital in connection
    with the purchase transactions ..       2                                                                                     2
  Issue 37,500 preferred shares in
    exchange for shareholder loans of
    $3.75  million ..................            $    --                 3,750                                                3,750
  Issue common shares; 200,000 for
    cash; 258,450 in connection with
    Senior Note offering; and 142,850
    in connection with the purchase
    transaction .....................       1                            3,292                                                3,293
  Issue warrants to purchase
    1,869,962 common shares and
    related issue costs .............                                              $  9,331                                   9,331
  Net loss for the year ended
    December 31, 1997................                                                        $   (3,336)                     (3,336)
                                       ------    -------   --------   --------     --------  ----------      -------       --------
Balance, December 31, 1997...........      11         --                 7,046        9,331      (3,336)                     13,052
  Issue 65,000 common shares
    at $5 per share .................      --                              325                                                  325
  Issue 20,775 convertible preferred
    stock as partial consideration
    for the purchase of Whiski Jack .      --              $  2,078                                                           2,078
  Cumulative translation adjustment                                                                          $  (111)          (111)
  Net loss for the year ended                                                                   (10,401)                    (10,401)
    December 31, 1998................  ------    -------   --------   --------     --------  ----------      -------       --------
Balance, December 31, 1998...........  $   11    $    --   $  2,078   $  7,371     $  9,331  $  (13,737)     $  (111)      $  4,943
                                       ======    =======   ========   ========     ========  ==========      =======       ========



                             The accompanying notes are an integral part of these financial statements.


                                        RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)


                                                                                               Years Ended December 31,
                                                                                         -------------------------------------
                                                                                                1997                1998
                                                                                         -----------------   -----------------
  Operating activities
     Net loss .....................................................................        $    (3,336)         $  (10,401)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization ..............................................                252               6,033
       Provision for doubtful accounts ............................................              2,318               4,450
       Equity loss in investments .................................................                (13)                 25
     Changes in other operating assets and liabilities:
       Vacation Interval receivables and other trade receivables ..................             (5,753)            (11,383)
       Inventories ................................................................               (132)                164
       Refundable Mexican taxes ...................................................             (3,375)                629
       Cost of unsold vacation ownership intervals and related club memberships ...                627               8,515
       Deferred loan costs ........................................................               (407)                 69
       Prepaid and other assets ...................................................             (1,447)               (327)
       Accounts payable and accrued liabilities ...................................              6,681                   7
       Taxes payable ..............................................................               (815)               (541)
       Unearned services fees .....................................................              1,070              (1,129)
                                                                                           -----------          ----------
  Net cash used in operating activities                                                         (4,330)             (3,889)

  Investing activities
     Purchase of vacation ownership business, net of cash acquired.................            (85,482)             (3,225)
     Purchase of land and other assets held for vacation ownership development ....                (43)             (5,240)
     Additions to office furniture and equipment ..................................               (813)             (1,968)
                                                                                           -----------          ----------
  Net cash used in investing activities ...........................................            (86,338)            (10,433)

  Financing activities
     Issuance of stock ............................................................              1,013                 325
     Proceeds from shareholder loans ..............................................              4,900                  --
     Proceeds from issuance of notes payable to a bank in connection
       with the purchase transactions .............................................             82,954                  --
     Additional bank and other loans ..............................................              1,000              11,575
     Repayment of bank and shareholder loans ......................................            (84,104)             (3,667)
     Issuance of Senior Notes, less related expenses ..............................             93,910                  --
                                                                                           -----------          ----------
  Net cash provided by financing activities .......................................             99,673               8,233

  Increase (decrease) in cash and cash equivalents ................................              9,005              (6,089)
  Effect of exchange rate changes on cash .........................................                 --                  44
  Cash and cash equivalents, at beginning of the period ...........................                 --               9,005
                                                                                           -----------          ----------
  Cash and cash equivalents, at end of the period .................................        $     9,005          $    2,960
                                                                                           ===========          ==========

  Supplemental disclosures of cash flow information
     Cash paid during the period for interest .....................................        $     3,252          $   14,053
     Cash paid during the period for income and asset taxes .......................                183               1,672
  Non-cash investing activities
     Issuance of warrants in conjunction with debt offering .......................        $     9,331          $       --
     Issuance of common stock in conjunction with debt offering ...................              1,292                  --
     Issuance of common stock in settlement of financial advisory fees ............              1,000                  --
     Conversion of shareholder loans to preferred stock ...........................              3,750                  --
     Issuance of preferred stock in conjunction with purchase of Whiski Jack ......                 --               2,078
     Issuance of notes payable in conjunction with purchase of land ...............                 --               5,000

                             The accompanying notes are an integral part of these financial statements.

              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (in thousands except share and interval data)

1. GENERAL INFORMATION

General

    The financial statements include the accounts of Raintree Resorts International, Inc., a Nevada corporation, (the "Ultimate Parent") and all of its wholly owned subsidiaries (the "Company"). The Company develops, markets, and operates vacation ownership resorts in North America with resorts in Mexico, Canada and the United States. The Company's headquarters are located in Houston, Texas with administrative offices in Mexico City, Mexico and Whistler, British Columbia, Canada.

Company Formation and Initial Operations

     On August 18, 1997, Raintree Resorts International, Inc. (formerly Club Regina Resorts, Inc.) which was incorporated in August 1996, purchased all of the stock of Desarrollos Turisticos Regina S. de R.L. de C.V. and its subsidiaries (the "Predecessor Business"). In summary, the Company acquired net vacation ownership assets ("Regina Resorts") of approximately $86.8 million from a Mexican bank (Bancomer) using shareholder loans of approximately $3.8 million and seller financing of approximately $83 million. The allocation of the purchase price was to the following net assets (in millions):

     Vacation Interval receivables and other trade receivables........................................         $ 37.2
     Land held for vacation ownership development ....................................................           12.2
     Cost of unsold vacation ownership intervals and employee housing, etc. ..........................           33.8
     Investment in a 50% held company ................................................................            2.5
     Cash and other assets ...........................................................................            6.0
     Retained interests in hotel cash flows ..........................................................            4.0
                                                                                                               ------
     Total assets ....................................................................................           95.7
     Less liabilities assumed ........................................................................           (8.9)
                                                                                                               ------
     Net purchase price ..............................................................................         $ 86.8
                                                                                                               ======


     Contemporaneous with the purchase, the real property of the Predecessor Business, the Regina Resorts and Westin Hotels, was segregated such that each would be able to be owned by separate companies. The Westin Hotels were then sold by the Company to SLT Realty Limited Partnership, an affiliate of Starwood Lodging Trust and Starwood Lodging Corporation (collectively "Starwood") for $132.75 million on August 18, 1997. No gain or loss was recognized on the sale. These transactions are referred to herein as the Purchase Transactions.

    As a result of the Purchase Transactions, the Company owns and operates three luxury Mexican vacation ownership resorts in Cancun, Puerto Vallarta and Cabo San Lucas, Mexico. Prior to August 18, 1997, the Company did not have significant operations or revenues and prior to April 1997 the Company was inactive.

     In connection with the Purchase Transactions, the Company borrowed approximately $83 million and replaced such borrowing with its Senior Notes. The Company is, and will continue to be, highly leveraged, with substantial debt service requirements. The Company has incurred losses since its inception and expects to incur a net loss for fiscal 1999. To achieve profitable operations the Company is dependent upon a number of factors, including its ability to increase its Vacation Interval inventory on an economical basis through development projects or acquisition of existing resort properties. The Company expects that its existing credit capacity and its ability to obtain capital financings as well as the Company's anticipated results of operations will be sufficient to fund its capital requirements through the year 1999.

Acquisition of Whiski Jack

    On July 24, 1998, the Company acquired the assets and assumed certain liabilities of Whiski Jack Resorts Ltd. ("Whiski Jack") for approximately $6.6 million. The acquisition was accounted for as a purchase and, accordingly, the results of operations are included in the financial statements only for the periods subsequent to the date of acquisition. The purchase price has been allocated to the assets and liabilities assumed based upon the fair values at the date of acquisition. The excess purchase price over the fair values of the net assets acquired has been recorded as goodwill, totaling approximately $4.2 million, to be amortized pro rata as the individual weeks acquired in the acquisition are sold. Amortization expense was $2.9 million for the year ended December 31, 1998.

    The Company periodically evaluates the recoverability of intangibles resulting from business acquisitions and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and prospects and market and economic conditions.

Proforma Financial Information

    The following unaudited pro forma consolidated results of operations for the year ended December 31, 1997 and 1998 assume the Predecessor Business and Whiski Jack acquisitions occurred as of January 1, 1997:

                                                                                           Years Ended December 31,
                                                                                        --------------------------------
                                                                                            1997               1998
                                                                                        -------------      -------------
    Net revenues ...................................................................        $ 77,666           $ 81,237
    Net loss .......................................................................          (9,122)            (6,654)
    Net loss available to common shareholders ......................................          (9,949)            (7,500)
    Basic and diluted loss per common share ........................................           (0.94)             (0.70)


    The pro forma adjustments include the pre-acquisition results of the Predecessor Business for the period from January 1, 1997 to August 17, 1997, and Whiski Jack for 1997 and for the period from January 1, 1998 to July 23, 1998. The adjustments include the recognition of deferred revenue and expenses that were previously accounted for under the lease method of accounting by the Predecessor Business, the amortization of goodwill generated from the acquisitions, interest expense on the debt assumed to be issued to finance the purchase, and the effect of the acquisitions on income taxes. The pro forma amounts are based upon certain assumptions and estimates and do not reflect any benefit from economies which might have been achieved from combined operations. The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of each of the fiscal periods presented, nor are they indicative of the results that will be obtained in the future.

New Product Structure

    Effective July 1, 1998, the Company put into effect a new product structure to sell its Vacation Intervals ("Vacation Intervals") under a right-to-use membership entitling owners to a 50-year contractual right to use Vacation Interval units. This right includes the right to participate either in (i) an extension of the contractual right to use if practicable under Mexican law or
(ii) the proceeds from the sale of the Los Cabos, Cancun and Puerto Vallarta Resorts in 2047. This new membership has a term of 50 years instead of the 30 years which applied under the prior marketing structure. The Company believes that the change in structure has had a positive effect on its Mexican sales and marketing programs as it has been able to sell an interest that is more closely aligned with the traditional fee simple deeded interest offered by the timeshare industry to buyers of vacation intervals in the United States.

    The Company has also extended the same rights of ownership to purchasers of vacation ownership interest for the period from August 18, 1997 to July 1, 1998 through a legally enforceable assignment. The Company is currently examining the method by which such assignment will be evidenced to the purchasers.

Amendment to Mexican Value Added Tax Law

    In December 1997, the Mexican Value Added Tax Law ("VAT") was amended to make all vacation ownership operations, regardless of the structure subject to the VAT, effective January 1, 1998. This would have caused a new Company member to pay 10 to 15% more for each Vacation Interval depending on the sales location. In response to these events, the Company decreased its Vacation Interval prices on an average of five percent to compensate in part for the tax charged to the customer. The Company will benefit, however, from the fact that the Company is now able to recover all of the VAT paid as part of the marketing efforts to sell the Vacation Intervals. The Company believes that because of these changes in the tax law and its marketing arrangements, the Company will be able to reduce VAT tax expenses equivalent to six percent of the revenue from the sale of Vacation Intervals.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation. The Company reports its 50% interest in a company that owns and rents housing to both employees and non-employees of the Company using the equity method of accounting. Certain reclassifications have been made to prior year's financial statements to be consistent with the current year's presentation.

Foreign Currency Accounting and Fluctuations

     The Company maintains its Mexican accounting records and prepares its financial statements for its Mexican subsidiaries in Mexican pesos. The accounts of the Mexican subsidiaries have been re-measured into United States ("U.S.") dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. The Company's stated sales prices are U.S. dollar denominated as are a significant amount of its vacation interval contracts receivable. Additionally, the Company's debt is U.S. dollar denominated. Accordingly, the Mexican pesos are translated to U.S. dollars for financial reporting purposes in using the U.S. dollar as the functional currency and exchange gains and losses as well as translation gains and losses are reported in income and expense. The resulting net exchange and translation losses for the period August 18, 1997 through December 31, 1997 (the period the Company had operations in Mexico during 1997) and the year ended December 31, 1998 were $1,333 and $4,299, respectively. This net loss was primarily related to the decline in the value of the peso to the U.S. dollar during the period August 18, 1997 through December 31, 1997 and the year ended December 31, 1998 as follows:

              Exchange rates                                                             Pesos           US Dollar
              --------------                                                             -----           ---------
        August 18, 1997........................................................           7.766    =       $1.00
        December 31, 1997......................................................           8.083    =       $1.00
        March 31, 1998.........................................................           8.517    =       $1.00
        June 30, 1998 .........................................................           9.041    =       $1.00
        September 30, 1998 ....................................................          10.112    =       $1.00
        December 31, 1998......................................................           9.865    =       $1.00


    The Company uses the U.S. dollar as the functional currency in Mexico based on the Company's analysis of the salient factors for selection of functional currency under FASB Statement No. 52 - Foreign Currency Translation. Therefore, the recent decline in the inflation rate in Mexico below the threshold for mandatory designation of the functional currency as the U.S. dollar in Mexico, will not change the Company's accounting for its Mexican operations.

     The Company maintains its Canadian accounting records and prepares its financial statements for its Canadian subsidiaries in Canadian dollars. The balance sheet accounts of the Canadian subsidiaries have been re-measured into U.S. dollars. Accordingly, the Canadian dollars are translated to U.S. dollars for financial reporting purposes using the U.S. dollar as the basis for reporting translation gains and losses. The resulting net translation gains and losses are reported as required in the equity section of the balance sheet under the caption "cumulative translation adjustment."

    The future valuation of the Mexican peso and the Canadian dollar related to the U.S. dollar cannot be determined, estimated or projected.

Comprehensive Income

    Comprehensive income is defined by Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, and is net income plus direct adjustments to stockholders' equity. The cumulative translation adjustment of the Company's Canadian foreign subsidiaries is the only such direct adjustment applicable to the Company.

Cash and Cash Equivalents

     The Company considers demand accounts and short-term investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include $0.8 million in restricted funds at December 31, 1998.

Vacation Interval Receivables and Concentration of Geographic and Credit Risk

     As of December 31, 1998, 95% of the Company's Vacation Interval receivables relate to sales that entitle the owner upon payment of a service fee, a defined right to use vacation ownership facilities at the Company's various resorts in Mexico. While the Company does not obtain collateral for such Vacation Interval receivables, the Company does not believe it has significant credit risk with regard to its Vacation Interval receivables, because in the instance of uncollectibility of a contract, the Company retains the right to recover and re-sell the underlying defaulted Vacation Interval. Historically, the Company has been able to re-sell such intervals at prices in excess of the defaulted receivable balances. Management believes the allowance for uncollectible accounts is adequate to cover probable losses inherent in the contracts receivable portfolio at December 31, 1998.

     The Company estimates that at December 31, 1998 approximately 57% of all of the Vacation Interval receivables were U.S. dollar denominated, 28% of all Vacation Interval receivables were denominated in UDIs, an obligation denominated in pesos which is adjusted for Mexican inflation ("UDI"), and 10% of all Vacation Interval receivables were denominated in Mexican pesos and 5% of all Vacation Interval receivables were denominated in Canadian dollars.

     A significant portion of the Company's customers reside in Mexico and all of the Company's sales offices which sell vacation ownership interest of Club Regina are currently located in Mexico. Any economic downturn in Mexico, which has a history of economic instability, could have a material adverse effect on the Company's business, results of operations and financial condition.

Seasonality

     The Mexican and Canadian vacation ownership industry in general tends to follow seasonal buying patterns with peak sales occurring during the peak travel/tourism seasons, usually December through April and July and August. Seasonal influences also affect the Company's earnings so that net income and cash receipts from customer initial down payments are typically higher in the first and fourth calendar quarters. In Mexico, American tourists tend to vacation in the destinations where the Regina Resorts are located in the December through April season while Mexican tourists tend to travel to these destinations more frequently during the summer months.

Fair Market Value of Financial Instruments

     The carrying amount of Vacation Interval receivables and other trade receivables, reimbursements receivable from Starwood for shared acquisition costs, notes payable, and notes payable to shareholders approximate their estimated fair market value because of the short-term maturity of those instruments and/or because they bear market interest rates as of December 31, 1998. The fair market value of the Senior Notes has not be determined since they are not traded on a formal exchange market and they are volatile due to being speculative in nature.

Inventories

     Inventories, which include supplies, other consumables, and items held for sale in the Company's retail shops are stated at the lower of cost (FIFO method) or estimated market.

Office Furniture and Equipment

     Office furniture and equipment is stated at cost net of accumulated depreciation of $57 and $662 at December 31, 1997 and 1998, respectively, and the office furniture and equipment are related to assets used by the Company in its administration and marketing functions and is depreciated using the straight line method over the estimated useful lives of three to seven years.

Land Held for Vacation Ownership Development

     The Company owns a parcel of undeveloped beachfront property located in Cozumel, Mexico and a parcel of land adjacent to its Regina Resort located in Cabo San Lucas, Mexico. The Company plans to construct additional vacation ownership facilities on these parcels of land. Although preliminary architectural and engineering planning has commenced, no commitments have been made regarding these planned expansion projects. Further work on the Cozumel property will likely occur in late 2000 or later.

    Land held for vacation ownership development includes the cost of land, and additionally, development costs and capitalized interest. Interest of $0.5 million and $1.8 million during the year ended December 31, 1997 and 1998, respectively, was capitalized related to these developmental properties.

Costs of Unsold Vacation Ownership Intervals and Related Club Memberships

    In Mexico, the Company is the beneficiary of trusts that hold fee simple title to the vacation ownership facilities at the three Regina Resorts. The Company reports its allocated acquisition costs related to these trust rights to use these facilities, to the extent that such Vacation Intervals were unsold, within the balance sheet as "cost of unsold vacation ownership interval weeks and related club memberships." At December 31, 1997 and 1998, the Company holds rights for 12,566 and 6,994 Vacation Interval weeks, respectively. The Company also includes in inventory the rights to Vacation Intervals sold prior to August 18, 1997 that revert back to the Company at the end of the 30-year lease. Trust rights in Mexico are carried at the lower of carrying amount or fair value less cost to sell. Fair value is estimated by discounting estimated future net cash flow from the sale of such rights.

    In Canada, the Company sells Vacation Interval ownership properties on a weekly interval basis under a fee simple title arrangement. The Company reports its costs related to these properties at the lower of cost or market, within the balance sheet as "Cost of unsold vacation ownership intervals and related club memberships". At December 31, 1998, the Company held title to properties totaling 585 weeks.

Retained Interests in Hotel Cash Flows

     In connection with the August 18, 1997 Purchase  Transactions  discussed in
Note 1, the Company sold the Westin Hotels to Starwood but retained an economic interest in the hotels which is defined by an agreement under which Starwood will pay the Company 20% of it's future cash flows, as defined, over a 50 year period. The Company allocated $4.0 million of its net purchase price to this agreement based on the estimated present value of expected payments arising from the agreement. The Company estimates that it will begin receiving amounts under this agreement in 2001. The Company will carefully monitor the expected cash flow based on the reported results of the hotel operations and will record an impairment loss if the carrying value of this asset should exceed the present value of the expected future cash payments.

Deferred Loan Costs

     The costs incurred in connection with the Senior Notes and the Finova Capital Corporation credit agreement in the amount of $8,721 have been deferred and are being amortized over the term of the Senior Notes and credit agreement using the effective interest method. The balance of deferred loan costs was $8,697 and $7,413 at December 31, 1997 and 1998, respectively. Amortization expense for the years ended December 31, 1997 and 1998 totaled $92 and $1,215, respectively, and is included in interest expense.


Revenue Recognition

     The Company recognizes sales of Vacation Intervals on an accrual basis after a binding sales contract is executed and an adequate down payment is received. For transactions that do not qualify for accrual method of accounting, all revenue is deferred using the deposit method.

Advertising Expense

     The Company expenses advertising costs as incurred.

Loss Per Share

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share also includes the assumed conversion of all securities, such as options, warrants, convertible debt and convertible preferred stock, if dilutive. Since the Company has a net loss for the periods reported, no conversion is assumed as conversion of the Company's warrants and stock options would be anti-dilutive. Additionally, the Preferred Stock and Convertible Preferred Stock are convertible only upon the consummation of an initial public offering and are, therefore, not included in weighted average number of common shares.


     The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share:


                                                                                        Year Ended December 31,
                                                                                 ---------------------------------------
                                                                                       1997                  1998
                                                                                 -----------------     -----------------
Numerator - Basic and Diluted:
    Loss available to common shareholders ...............................             $  (3,568)          $  (11,112)
Denominator:
    Basic - weighted average number of common shares ....................             8,843,383           10,747,409
    Adjustments:
       Warrants associated with Senior Notes ............................                    --                   --
       Common stock options .............................................                    --                   --
    Diluted  ............................................................             8,843,383           10,747,409
Loss per share
    Basic and diluted....................................................             $    (.40)          $    (1.03)


Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock Based Compensation

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares, as determined by the Board of Directors, at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for the stock option grants.

New Accounting Pronouncement

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. The Company currently does not employ derivative instruments and believes that the adoption of SFAS No. 133, required in the year 2000, will not materially impact the Company.

3. VACATION INTERVAL RECEIVABLES AND OTHER TRADE RECEIVABLES

     Vacation Interval receivables and other trade receivables were as follows:

                                                                                         December 31,
                                                                               --------------------------------
                                                                                    1997              1998
                                                                               --------------    --------------
     Vacation Interval receivables .......................................         $  43,872         $  53,563
     Service fee receivables .............................................             2,156             1,047
     Other trade receivables .............................................             3,892             4,787
     Less - allowances for uncollectible accounts ........................            (8,005)           (7,562)
                                                                                   ---------         ---------
            Total  .......................................................         $  41,915         $  51,835
                                                                                   =========         =========

     At December 31, 1998, the weighted average interest rate earned on Vacation Interval receivables denominated in U.S. dollars was 13.1%, in Mexican pesos was 22.2%, in UDI's was 7.9%, and in Canadian dollars was 13.8%. These receivables are collected in monthly installments over periods ranging from 12 months to 9 years. The overall weighted average interest rate is 12.7%. The interest rates range from 8% to 40.9%.

     The following table reflects the principal maturities of Vacation Interval receivables as of December 31, 1998 (in thousands):

               Period ended December 31:
               1999  .............................................................................        $12,742
               2000  .............................................................................         12,859
               2001  .............................................................................         11,782
               2002  .............................................................................          8,207
               Thereafter ........................................................................          7,973


     The  activity  in  the  Vacation  Interval   receivables  and  other  trade
receivables allowance for doubtful accounts for the year ended December 31, 1997 and 1998 is as follows:

                                                                                             December 31,
                                                                                  -----------------------------------
                                                                                       1997                1998
                                                                                  ---------------    ----------------
     Balance, beginning of year                                                              --          $    8,005
     Amount recorded in connection with Purchase Transaction .............           $    5,500                  --
     Adjustment to purchase price allocation  ............................                  850                  --
     Provision charged to expense ........................................                2,318               4,450
     Cancellation of contracts and receivables charge off ................                 (663)             (4,893)
                                                                                     ----------          ----------
     Balance, end of year ................................................           $    8,005          $    7,562
                                                                                     ==========          ==========

4. SENIOR NOTES PAYABLE

     On December 5, 1997, the Company and its indirect wholly-owned Mexican financial subsidiary ("Issuers") jointly issued $100 million of Senior Notes due December 1, 2004. The Company also issued warrants to the noteholders to purchase 1,869,962 common shares. The estimated fair market value of the warrants on the date that the warrants were issued was $4.99 per warrant or $9,331 in total. This amount was recorded as an increase in shareholders' investment and original issue discount in the Company's balance sheet. The original issue discount is being amortized to expense over the warrant exercise period of 84 months. A portion of net proceeds ($82,954) was used to repay the outstanding loans and related accrued interest payable to the Company's lender bank (Bancomer).

     The Senior Notes are payable in U.S. dollars and bear interest at 13% per annum with interest payable semi-annually on June 1st and December 1st. The Senior Notes are general unsecured obligations of the Issuers.

     The indenture pursuant to which the Senior Notes were issued (the "Indenture") contains certain covenants that, among other things, limit the ability of the Issuers to incur certain additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase equity interests (as defined) or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets of the Issuers, issue or sell equity interests of the Company's subsidiaries, or enter into certain mergers and consolidations. In addition, under certain circumstances, the Issuers will be required to offer to purchase the Senior Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the date of purchase, with the proceeds of certain asset sales (as defined).

     Any payments (interest or principal) made to the noteholders will be made free and clear of any withholding for any present or future taxes, duties, levies, imposts, assessments or other governmental charges of whatever nature imposed by Mexico or any subdivision of Mexico, or by any related authority or agency having power to tax, unless such taxes are required by law, rule or regulation to be withheld or deducted, in which case, subject to certain exceptions, the Issuers will pay such additional amounts ("Additional Amounts") as may be necessary so that the net amount received by noteholders of the Senior Notes (including Additional Amounts) after such withholding or deduction will not be less than the amount that would have been received in the absence of such withholding or deduction.

5.  NOTES PAYABLE

Summary of Notes Payable -
                                                  December 31,
                                    ----------------------------------------
                                            1997                  1998
                                    ------------------    ------------------
     Notes Payable to a Bank .......       $   1,000             $     276
     Cabos West Notes Payable  .....              --                 5,000
     Credit Agreement Notes ........              --                 9,086
     Mortgages Payable .............              --                 2,773
     Line of Credit ................              --                    --
                                           ---------             ---------
                                           $   1,000             $  17,135
                                           =========             =========

     The current maturities of Senior Notes and notes payable are $5,611 in 1999, $564 in 2000, $453 in 2001, $433 in 2002, $402 in 2003 and $109,672
thereafter.

Notes Payable to a Bank - The notes payable to a bank at December 31, 1997 and 1998 had interest payable at 11%, and 7.75%, respectively. The 1997 note was paid in 1998 and the 1998 notes are due in 1999 and 2000 in the amounts of $162 and $114, respectively.

Cabos West Notes Payable - On September 17, 1998, in connection with the Cabos West land purchase, the Company entered into notes payable secured by the land. The notes bear interest at 10% and are due in 1999.

     Credit Agreement Notes - In November 1998, the Company negotiated a commitment letter with Finova Capital Corporation, which included an agreement to provide a receivables based credit facility of $20 million that was finalized in November 1998, and an inventory based credit facility to be finalized in 1999. The agreement limits the use of proceeds to acquisitions, development, working capital and repayment of existing obligations. Notes receivable denominated in United States dollars and held by United States or Canadian residents are assigned to the lender and as payments are received, they are applied to this loan. The agreement requires replacement of notes that become 60 days past due. Furthermore, the outstanding loan balance bears interest at a fluctuating base rate plus 175 points, which, at December 31, 1998 was 9.5% per annum. The fluctuating base rate is the "Corporate Base" rate of Citibank, N.A., New York, which the bank publicly announces from time to time, and is a rate charged by the bank to it's most creditworthy commercial borrowers. Also, the agreement requires the Company to maintain certain minimum financial ratios including a minimum capital requirement. The line of credit matures 84 months from the date of the last advance made against it.

Mortgages Payable - Mortgages payable consist of the assignment of specific Whiski Jack Vacation Interval receivables to related and third party buyers. The mortgages payable bear interest at a major Canadian bank's prime rate plus 1.25% to prime plus 8.5% and are payable in monthly installments over periods ranging from twelve months to ten years. The average interest rate during 1998 was 11.1% and at December 31, 1998 the prime rate was 6.75%.

Line of Credit - In July 1998, the Company received approval from Bancomer of a $20 million line of credit that expires July 2002. The agreement limits the use of proceeds to the payment of interest incurred and payable under the Senior Notes. The outstanding loan balance bears interest at 11.5% per annum. Under the line of credit, all borrowings and interest will be payable in U.S. dollars. Loans under the line will be secured by a portion of the present and future United States dollars, pesos and UDI based accounts receivable of an indirect wholly-owned subsidiary (CR Resorts Puerto Vallarta). Also, the agreement requires certain of the Company's subsidiaries to maintain certain minimum financial ratios. In order to activate the line of credit, the Company will be required to pay the bank a fee of 1.5% of funds drawn under the line of credit.

6.  OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

     In July 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," was issued. SFAS, No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997.

    The Company has only one line of business, which develops, markets and operates luxury vacation ownership resorts. The Company has operations in three geographic areas. The following is a breakdown of revenues and assets by geographic area:


                                                                                               United
                                                                    Mexico       Canada        States        Total
                                                                  --------      --------      --------      --------
As of and for year ended December 31, 1998:
Revenues from external customers .........................        $ 66,036      $ 6,524       $  1,423      $ 73,983
Operating Income (loss) ..................................          13,481       (1,550)        (2,414)        9,517
Total Assets .............................................         117,541        9,643          2,483       129,667
Capital expenditures .....................................          11,381          163            190        11,734

As of and for year ended December 31, 1997:
Revenues from external customers .........................        $ 24,857    $      --       $    847       $25,704
Operating Income (loss) ..................................           3,670           --           (833)        2,837
Total Assets .............................................         105,051           --         14,928       119,979
Capital expenditures .....................................             930           --             51           981



     Revenues are attributed to countries based on the location of the vacation ownership resorts.

7.  RELATED PARTY TRANSACTIONS AND AGREEMENTS

Related Party Mortgages Payable

    At December 31, 1998, the aggregate principal amount of mortgages payable to related parties was $1,868. Interest accrues on the mortgages at rates ranging from prime plus 3% to prime plus 7.75% per annum and are payable in monthly installments over periods ranging from twelve months to ten years.

Related Party Notes Payable

     At August 18, 1997, the Company had a $1.15 million note payable to CR Management Company, a partnership and the original shareholder, which accrued interest at 8%. The note plus accrued interest was paid in full in December 1997.

Related Party Agreements

     In connection with the Purchase Transactions, the Company and Starwood entered into various operating agreements related to the joint operation and ownership of certain common facilities at the combined resorts. Starwood has rented specified rooms at two of the Company's Regina Resorts for a one-year period ending August 18, 1998 for $1.06 million which has been recognized into income along with related fees of $1.95 million over the term of the agreements. The operating agreements provide for certain operating standards at the combined resorts and prohibit the Company from renting vacant vacation ownership units on a transient basis. The Company will be liable for significant penalties should it violate certain provisions of these operating agreements.

     In connection with the sale of the Westin Hotels to Starwood as discussed in Note 1, the Company entered into an agreement with Starwood which provided the Company with a retained economic interest in the future cash flows of the hotels in excess of defined levels. This agreement provides, among other things, for the Company to receive 20% of the cash flow, as defined, including cash flow from any future refinancing and/or sale of the hotel facilities. The Company is to provide certain strategic advisory services to Starwood which will involve minimal cost to the Company. The Company has allocated a value of $4 million to this retained interest in the balance sheet under the caption, "retained interest in hotel cash flows," based on discounted estimated future cash flows to be received by the Company.

8.   SHAREHOLDERS' INVESTMENT

Preferred Stock

     On May 20, 1997, the Company obtained a loan from Starwood Capital of $0.75 million which included warrants for the issuance of 2 million shares of common stock at no exercise price. The Company determined that the value of the warrants on the date of issue was nominal. Accordingly, no debt discount was recorded in connection with the borrowing. The Company had obtained additional shareholder loans of $3 million which were subordinated to other indebtedness and provided for interest to accrue at the annual rate of 16.5%. On October 29, 1997, the shareholders waived all interest and exchanged the $3.75 million of total shareholder loans for 37,500 shares of Class A Preferred Stock (Class A Preferred) which provide for preferential annual dividends of $619 (16.5% of $3.75 million), accruing from and after August 18, 1997. The dividend rate shall be 20% after August 18, 2002. Cumulated dividends accrue dividends, on a quarterly basis, at the rate of 12% per year. Cumulative unpaid dividends totaled $232 and $943 at December 31, 1997 and 1998, respectively. No cash dividends are required to be paid prior to an initial public offering of the Company's common stock or the sale of the Company. Under the Class A Preferred, upon an initial public offering or stock merger by the Company, the Company may redeem all cumulated dividends in exchange for either cash or stock of the Company valued at 85% of the IPO price or 100% of the merger consideration value, as the case may be. Furthermore, in such event, the holders of the Class A Preferred have the right to convert the liquidation preference of each share of Class A Preferred into stock of the Company valued at 85% of the IPO price or 100% of the merger consideration value, as the case may be.

     So long as any shares of the Class A Preferred are outstanding, no dividend is permitted to be declared or paid or set apart for payment on any other series of stock ranking on a parity with the Class A Preferred as to dividends, unless all unpaid dividends on the Class A Preferred are paid. Furthermore, if all accrued dividends on the Class A Preferred Stock have not been paid, the Company is not permitted to declare or pay or set apart for payment any dividends or make any other distributions on its Common Stock or any other class of stock or series thereof of the Company ranking, as to distributions in the event of a liquidation, dissolution or winding up of the Company, voluntary or involuntary (a "Liquidation"), junior to the Class A Preferred until such dividends on the Class A Preferred and any redemption obligations due and owing under the Certificate of Designations governing the Class A Preferred have been paid. Upon any Liquidation of the Company, the holders of the Class A Preferred are entitled to receive, out of assets of the Company which remain after satisfaction in full of all valid claims of creditors of the Company and which are available for payment to stockholders, and subject to the rights of the holders of any stock of the Company ranking senior to or on a parity with the Class A Preferred in respect of distributions upon Liquidation, before any amount shall be paid to or distributed among the holders of Common Stock, or any other shares ranking junior to the Class A Preferred in respect of distributions upon Liquidation, liquidating distributions per share of the Class A Preferred in the amount of $100 per share, plus an amount equal to the accrued and unpaid dividends thereon. Preferred shares also provide that dividends will accrue monthly whether paid currently or not. Dividends may be paid by the Company, at its option in shares of common stock. The Class A Preferred Stock is redeemable at the Company's option and is convertible at the holders option into shares of common stock.

Convertible Preferred Stock

    In connection with the purchase of Whiski Jack, the Company issued 20,775 shares of redeemable convertible preferred stock (Convertible Preferred) through its wholly owned subsidiary, Raintree Resorts International Canada, Ltd. (Raintree Canada). The shares are redeemable with a liquidation preference of $100 per share. The preferred shares accrue dividends at the rate of 10% per annum, which are required to be paid quarterly beginning on October 31, 1998. If the Company has not satisfied certain conditions, primarily the completion of an initial public offering of the Company's common stock, prior to November 1, 1998 and prior to April 1, 1999, the Convertible Preferred will be redeemable by the holders thereof in installments of $500 beginning April 1, 1999, and quarterly thereafter. If the conditions are met, the Convertible Preferred will automatically convert into shares of exchangeable preferred of Raintree Canada, based on the price of the Company's common stock, if publicly traded. Each share of exchangeable preferred cannot be transferred and will only be exchangeable for one share of the Company's common stock.

Company Stock Options

1997 Long Term Incentive Plan - On August 18, 1997, the Board of Directors and the Company's stockholders approved the Company's 1997 Long Term Incentive Plan (the Plan). The purpose of the Plan is to provide directors, officers, key employees, consultants and other service providers with additional incentives by increasing their ownership interest in the Company. Individual awards under the Plan may take the form of one or more of (i) either incentive stock options or non-qualified stock options; (ii) stock appreciation rights; (iii) restricted or deferred stock; (iv) dividend equivalents and (v) other awards not otherwise provided for, the value of which is based in whole or in part upon the value of the common stock.

     The maximum number of shares of common stock that may be subject to outstanding awards, determined immediately after the grant of any award, may not exceed the greater of 800,000 shares or 8% of the aggregate number of shares of common stock outstanding.

Other Options - On August 15, 1997, the Company issued stock options covering 100,000 shares of common stock to the Company's president at an agreed upon exercise price of $2 per share, which management believes was not less than the estimated fair market value of the common stock on the date of grant. A total of 25,000 of these options vested immediately; the remainder vest at the rate of 25,000 per year for three years.

Stock Option Summary - As allowed by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (FAS 123), the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for its stock option plans. Under APB 25, the Company does not recognize compensation expense on the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. As required by FAS 123, the Company has determined the pro forma information as if the Company had accounted for stock options granted under the fair value method of FAS 123. The Black-Scholes option pricing model was used with the following weighted-average assumptions: risk-free interest between 6.33% and 5.16% for 1997 and 1998 dividend yield of 0%, expected market price volatility factor of 0, and a option life of ten years for both years ended December 31, 1997 and 1998.

    The following are pro forma disclosures that may not be representative of similar future disclosures because: (i) additional options may be granted in future years and (ii) the computations used to estimate the "fair value" of the stock options are subject to significant subjective assumptions, any one or all of which may differ in material respects from actual amounts. Furthermore, management believes that these disclosures may vary were the Company's common stock publicly traded.


                                                                                     Years Ended December 31,
                                                                                  -------------------------------
                                                                                      1997              1998
                                                                                  -------------     -------------
        Net income available to common shareholders as reported  ..........         $    (3,568)      $   (11,112)
        Estimated "fair value" of stock options vesting during the periods.                  --              (192)
                                                                                    -----------       -----------
        Adjusted net loss  ................................................         $    (3,568)      $   (11,304)
                                                                                    ===========       ===========

        Adjusted loss per share - basic and diluted  ......................         $      (.40)      $     (1.05)
        Number of common shares used in the per share calculations:
           Basic and diluted ..............................................           8,843,383        10,747,409



     A summary of all the Company's stock option activity, and related information for the years ended December 31 follows:

                                                                            1997                             1998
                                                                 ---------------------------     ---------------------------
                                                                                Weighted-                      Weighted-
                                                                 Options         Average         Options        Average
                                                                  (000)       Exercise Price      (000)      Exercise Price
                                                                 -------      --------------     -------    ----------------

  Outstanding at the beginning of the year .................          --         $      --           258         $    3.84
  Granted ..................................................         263              3.86           450              5.00
  Exercised ................................................          --                --            --                --
  Forfeited ................................................           5              5.00            62              5.00
  Outstanding at the end of the year  ......................         258              3.84           646              4.54
  Exercisable at the end of the year........................          57              3.67           165              4.09

     Exercise prices for options outstanding as of December 31, 1998 ranged from $2.00 to $5.00. The weighted-average remaining contractual life of those options is 9.3 years.

9.  INCOME TAXES

     The Company, a Nevada corporation, files an annual U.S. Federal income tax return. The Company incurred net losses for the period ended December 31, 1997 and 1998 in Mexico as well as the United States. Accordingly, no provision for U.S. or Mexican income taxes was made during 1997 or 1998. The Company's Canadian operations which were acquired in 1998 were taxable for Canadian tax purposes. The Company has indicated that the earnings of the Mexican and Canadian subsidiaries will be permanently reinvested by those subsidiaries. Accordingly, a provision for taxes has been made for 1998 Canadian taxes, with no addition for dividend withholding tax or for U.S. federal income tax or credits on such income. Furthermore, no addition for dividend withholding tax or for U.S. federal income tax or credits on Mexican income has been provided.

     For the period ended December 31, 1997, the Mexican subsidiaries of the Company filed separate Mexican income tax returns. An application has been made to file certain of the income tax returns of the Company's Mexican operations on a consolidated basis beginning in 1998.

     In connection with the Purchase Transactions of August 18, 1997, the Company and Starwood were allocated a portion of the net operating losses of the Predecessor Businesses. The Company anticipates that it has received approximately $60 million of Mexican net operating losses, which will begin to expire in the year 2000 as follows: 2000 -- $2.5 million, 2001 -- $9 million, 2002 -- $14.3 million, 2003 -- $33.6 million, and the remainder through the year 2005. For financial statement purposes, a valuation allowance of $20 million has been recognized to offset the estimated $20 million of deferred tax assets related to those carryforwards. Additionally, the Mexican subsidiaries have approximately $1 million of asset tax carryovers from prior periods which will be used to offset future taxable income, to the extent that the net operating losses are no longer available. For financial statement purposes, a valuation allowance has been recognized to offset the estimated deferred tax assets related to these carryovers.

     The U.S. federal income tax regulations may, under certain circumstances, cause income transactions in Mexico or Canada to give rise to U.S. income taxes, subject to an adjustment for foreign tax credits. For 1997, the Company's Mexican operations subsequent to August 18, 1997 resulted in losses for purposes of U.S. federal income taxation. For 1998, Mexican operations gave rise to a loss for purposes of U.S. federal income taxation, and as stated above, no provision has been made for U.S. tax on such income. Conversely, the Canadian operations will give rise to income for purposes of U.S. federal income taxation under Subpart F of the Internal Revenue Code. This income will be recognized to the extent of current Canadian earnings and profits. However, such income will be offset by U.S. net operating losses currently available, and therefore, no provision has been made for U.S. tax on such income. Furthermore, the foreign tax credits associated with Subpart F income will give rise to an additional deferred tax asset for U.S. purposes.

    Federal income taxes are as follows:

                                             Year Ended December 31, 1997                 Year Ended December 31, 1998
                                          ----------------------------------     --------------------------------------------
                                            U. S.        Mexico      Total         U. S.      Mexico      Canada      Total
                                          --------      --------    --------     --------    --------    --------    --------
  Federal
     Current ........................     $     --      $    909    $    909     $     --    $    100    $    572    $    672
     Deferred .......................           --            --          --           --          --          --          --
                                          --------      --------    --------     --------    --------    --------    --------
                                          $     --      $    909    $    909     $     --    $    100    $    572    $    672
                                          ========      ========    ========     ========    ========    ========    ========

                                             Year Ended December 31, 1997                 Year Ended December 31, 1998
                                          ----------------------------------     --------------------------------------------
                                            U. S.        Mexico      Total         U. S.      Mexico      Canada      Total
                                          --------      --------    --------     --------    --------    --------    --------
Income tax expense (recovery) at
the statutory rate......................  $   (390)     $   (175)   $   (565)    $ (1,056)   $    212    $   (531)   $ (1,375)
Increase (decrease) resulting from
   Non-deductible expenses..............        44            --          44          160          --         960       1,120
   Exchange losses net of tax inflation.        --           178         178           --        (224)         --        (224)
   Other ...............................       346           906       1,252          896         112         143       1,151
                                          --------      --------    --------     --------    --------    --------    --------
                                           $    --      $    909    $    909     $     --     $   100    $    572    $    672
                                          ========      ========    ========     ========    ========    ========    ========

     Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences for the years ended result principally from the following:

                                             Year Ended December 31, 1997                 Year Ended December 31, 1998
                                          ----------------------------------     --------------------------------------------
                                            U. S.        Mexico      Total         U. S.      Mexico      Canada      Total
                                          --------      --------    --------     --------    --------    --------    --------
Deferred income tax liabilities
   Depreciation ...............           $     --      $   (140)   $   (140)    $     --    $   (812)  $      --    $   (812)
   Inventories ................                 --          (331)       (331)          --        (305)         --        (305)
   Prepaid expenses / fees.....               (234)         (342)       (576)          --        (253)         --        (253)
   Accounts receivable ........                 --            --          --           --      (7,566)         --      (7,566)
                                          --------      --------    --------     --------    --------    --------    --------
     Total                                    (234)         (813)     (1,047)          --      (8,936)         --      (8,936)

Deferred income tax assets
   Deferred finders fee........                414            --         414           --          --          --          --
   Reserves ...................                 --         2,804       2,804           --       3,517          --       3,517
   Unearned service fees ......                 --           596         596           --         700          --         700
   Asset tax carryovers .......                 --         1,015       1,015           --       1,026          --       1,026
   Tax loss (NOL) carryovers ..                166        23,188      23,354        1,242      21,838          --      23,080
   Foreign tax credits ........                 --            --          --           75          --          --          75
                                          --------      --------    --------     --------    --------    --------    --------
     Total                                     580        27,603      28,183        1,317      27,081          --      28,398

Valuation allowance                          (346)       (26,790)    (27,136)      (1,317)    (18,145)         --     (19,462)
                                          --------      --------    --------     --------    --------    --------    --------
     Total                                $     --      $     --    $     --     $     --    $     --    $     --    $     --
                                          ========      ========    ========     ========    ========    ========    ========

10.  CONTINGENCIES AND COMMITMENTS

General

    The Company is subject to various claims arising in the ordinary course of business, and is a party to various legal proceedings which constitute ordinary routine litigation incidental to the Company's business. In the opinion of management, all such matters are either adequately covered by insurance or are not expected to have a material adverse effect on the Company.

Lease Information

     The Company leases administrative and sales office space and certain equipment under non-cancellable lease agreements. Total rent expense for the years ended December 31, 1997 and 1998 was approximately $317 and $1,659, respectively. These operating leases expire in various years in the future. Some of these leases may be renewed. Future minimum payments under all of the Company's non-cancelable operating leases with initial terms of one year or more were as follows at December 31, 1998:

               1999  .............................................................................        $  1,634
               2000  .............................................................................           1,123
               2001  .............................................................................             731
               2002  .............................................................................             641
               2003  .............................................................................             105
                                                                                                          --------
               Total  ............................................................................        $  4,234
                                                                                                          ========

Villa Vera Acquisitions

    The Company has executed a letter of intent and made an advance payment of $500 to acquire the land and facilities of the Villa Vera Hotel & Racquet Club (the "Villa Vera") for $6.1 million. The purchase price includes the cost of conversion of certain of the 74 hotel units into vacation ownership units. The Villa Vera is in Acapulco, Mexico and the vacation ownership units will increase the Company's inventory by approximately 3,200 vacation interval weeks. Closing of this acquisition is expected in late 1999.

Canadian Condominium Acquisitions

    The Company has committed to purchase 23 condominium units in Whistler, British Columbia at an aggregate purchase price of $4.4 million. Deposits of $409 have been paid with the balance to be paid during 1999, or thereafter, based on completion of construction and transfer of ownership.

Legal Proceedings

     The Company is currently subject to litigation with respect to claims that arose prior to August 18, 1997 respecting employment, contract, construction and commissions disputes, among others. In management's judgment, none of such lawsuits against the Company is likely to have a material adverse effect on the Company. Moreover, pursuant to the Stock Purchase Agreement with Bancomer, the Company is entitled to indemnification for all such claims against it. In addition, the Company is subject to litigation with respect to a limited number of claims that arose on or after August 18, 1997. In management's judgment, none of such lawsuits against the Company are likely to have a material adverse effect on the Company.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS










To the Shareholders of

CR Resorts Capital, S. de R.L. de C.V.:


We have audited the  accompanying  balance sheets of CR Resorts  Capital,  S. de
R.L.  de C.V.  (a Mexican  Corporation),  translated  into U.S.  dollars,  as of
December 31, 1997 and 1998, and the related statements of operations and accumulated results and cash flows for the period from August 18, 1997 through December 31, 1997, and for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the translated financial statements referred to above present fairly, in all material respects, the financial position of CR Resorts Capital,
S. de R.L. de C.V., as of December 31, 1997 and 1998, and the results of its operations and its cash flows for the period from August 18, 1997 through December 31, 1997, and for the year ended December 31, 1998, in conformity with the accounting principles generally accepted in the United States.






ARTHUR ANDERSEN



March 19, 1999
Mexico City, Mexico


                                               CR RESORTS CAPITAL, S. DE R.L. DE C.V.
                                                 (A Wholly Owned Finance Subsidiary)

                                                           BALANCE SHEETS
                                                   (In thousands of U.S. dollars)



                                                                                               December 31,
                                                                                     -------------------------------
                                                                                         1997                1998
                                                                                     -----------         -----------
Assets
    Cash ................................................................            $         8         $        24
    Loans and related accrued interest receivable from affiliates........                 90,862              94,751
    Deferred loan costs, net of accumulated amortization of
       $67 and $1,010 at December 31, 1997 and 1998 respectively.........                  5,536               5,596
    Other assets.........................................................                      2                 295
                                                                                     -----------         -----------
Total assets ............................................................            $    96,408         $   100,666
                                                                                     ===========         ===========

Liabilities and Shareholders' Equity
    Accrued expenses ....................................................            $       138         $     1,267
    Due to Raintree Resorts International, Inc. (Ultimate Parent) .......                 13,931              17,116
    Notes payable to a bank .............................................                  1,000                  --
    Senior Notes due 2004, bearing interest at 13%, net of unamortized original issue discount of $9,469 and $8,104
       at December 31, 1997 and 1998, respectively.......................                 80,530              81,896
    Accrued interest payable ............................................                    808               1,025
                                                                                     -----------         -----------
Total liabilities .......................................................                 96,407             101,304

Shareholders' Equity
    Capital stock........................................................                     --                  --
    Accumulated results..................................................                      1                (638)
                                                                                     -----------         -----------
Total shareholders' equity...............................................                      1                (638)
                                                                                     -----------         -----------
Total liabilities and shareholders' equity...............................            $    96,408         $   100,666
                                                                                     ===========         ===========



                             The accompanying notes are an integral part of these financial statements.




                                               CR RESORTS CAPITAL, S. DE R.L. DE C.V.
                                                 (A Wholly Owned Finance Subsidiary)

                                          STATEMENTS OF OPERATIONS AND ACCUMULATED RESULTS
                                                   (In thousands of U.S. dollars)


                                                                                   For the Period
                                                                                   August 18, 1997         For the
                                                                                       through            Year Ended
                                                                                     December 31,        December 31,
                                                                                         1997                1998
                                                                                     -----------         -----------
Revenues, representing interest and related fees charged to affiliates ..            $     3,778          $   15,960
Expenses
    Interest expense on bank loans and Senior Notes .....................                  3,623              14,949
    Interest expense on notes payable to the Ultimate Parent ............                     42                 889
    General and administrative, including $94 and $244 of managementfees charged by an affiliate for accounting and administrative services
       for the periods ended December 31, 1997 and 1998, respectively....                    101                 783
    Translation loss (gain), net ........................................                     11                 (22)
                                                                                     -----------         -----------
       Total expenses                                                                      3,777              16,599
                                                                                     -----------         -----------

                Income (loss) before income taxes........................                      1                (639)

      Income taxes.......................................................                     --                (273)
      Tax loss carryforwards.............................................                     --                 273
                                                                                     -----------         -----------
Net income (loss) for the period.........................................                      1                (639)

Accumulated results at beginning of period ..............................                     --                   1
                                                                                     -----------         -----------
Accumulated results at end of period ....................................            $         1         $      (638)
                                                                                     ===========         ===========



                             The accompanying notes are an integral part of these financial statements.


                                               CR RESORTS CAPITAL, S. DE R.L. DE C.V.
                                                 (A Wholly Owned Finance Subsidiary)

                                                      STATEMENTS OF CASH FLOWS
                                                   (In thousands of U.S. dollars)


                                                                                   For the Period
                                                                                   August 18, 1997         For the
                                                                                       through            Year Ended
                                                                                     December 31,        December 31,
                                                                                         1997                1998
                                                                                     -----------         -----------
Operating activities
    Net income (loss) for the period .....................................           $         1         $      (639)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
       Amortization of loan costs and discount                                               158               2,379
    Changes in operating assets and liabilities
       Other assets ......................................................                    (2)               (363)
       Due to Ultimate Parent ............................................                   620                (615)
       Due from affiliates ...............................................                (4,158)             (3,889)
       Accrued expenses and accrued interest .............................                   946               1,346
                                                                                     -----------         -----------
Net cash used in operating activities ....................................                (2,435)             (1,781)

Investing activities
    Loans to affiliates ..................................................               (86,704)                 --
                                                                                     -----------         -----------
Cash used in investing activities ........................................               (86,704)                 --
                                                                                     -----------         -----------

Financing activities
    Proceeds from Ultimate Parent loan ...................................                 3,750               3,800
    Proceeds from issuance of notes payable to a bank in connection
       with the purchase transactions ....................................                82,954                  --
    Repayment of bank loans ..............................................               (82,954)             (3,000)
    Issuance of Senior Notes .............................................                90,000                  --
    Payments for debt issuance costs .....................................                (5,603)             (1,003)
    Proceeds from bank loan ..............................................                 1,000               2,000
                                                                                     -----------         -----------
Net cash provided by financing activities ................................                89,147               1,797
                                                                                     -----------         -----------

Increase in cash .........................................................                     8                  16
Cash at beginning of period...............................................                    --                   8
                                                                                     -----------         -----------
Cash at end of period ....................................................           $         8         $        24
                                                                                     ===========         ===========

Supplemental disclosure of cash flow information
    Cash paid during the period for interest .............................           $     2,913         $    12,444
                                                                                     ===========         ===========

Non-cash financing activities
    Increase in due to affiliate resulting from debt discount and costs              $     8,398         $    2,790
                                                                                     ===========         ===========



                             The accompanying notes are an integral part of these financial statements.



                     CR RESORTS CAPITAL, S. DE R.L. DE C.V.
                       (A Wholly Owned Finance Subsidiary)

                          NOTES TO FINANCIAL STATEMENTS
                (In thousands of U.S. dollars, except share data)



     1. ORGANIZATION AND FINANCIAL ACTIVITY

     CR Resorts Capital, S. de R.L. de C.V. ("Capital"), which is 100% owned by Canarias Future SRL, a wholly-owned subsidiary of Raintree Resorts International, Inc. (formerly "Club Regina Resorts, Inc.") (the "Ultimate Parent"), was formed in August, 1997 for purposes of obtaining financing of the Ultimate Parent's Mexican operations.

     The Company has no employees, therefore administrative services are provided by an affiliated company.

     On August 18, 1997, the Ultimate Parent purchased all of the stock of Desarrollos Turisticos Regina S. de R.L. de C.V. and its subsidiaries (the "Predecessor Businesses"). Contemporaneous with the purchase, the real property was segregated into condominium regimes so that the Regina Resorts and Westin Hotels would be able to be owned by separate companies. The Westin Hotels were then sold to SLT Realty Limited partnership, an affiliate of Starwood Capital Group, L.L.C. ("Starwood"). These transactions are referred to herein as the Purchase Transactions.

     On August 18, 1997, Capital obtained bank loans aggregating $82,954 as well as other related party loans that were used to make loans to the operating subsidiaries of the Ultimate Parent. See Note 4.

     On December 5, 1997, Capital and its Ultimate Parent ("Issuers") jointly issued $100 million of Senior Notes due December 1, 2004 ("Senior Notes") and Capital recorded $90 million of such debt along with the related deferred loan costs of $5,603. The Ultimate Parent also issued warrants to the noteholders to purchase 1,869,962 common shares. These warrants were estimated to have a value of $4.99 per warrant or $9,331 in total. This amount was recorded as an increase in shareholders' investment by the Ultimate Parent and as original issue discount and account payable to the Ultimate Parent in the amount of $9,561 on Capital's balance sheet. The original issue discount is being amortized to expense over the warrant exercise period of 84 months and was $91 and $1,366 for the periods ended December 31, 1997 and 1998, respectively, and is included in interest expense. Substantially, all of the net proceeds of the Senior Notes offering were used to repay the outstanding loans and related accrued interest payable by Capital to its lender bank (Bancomer).

     The Senior Notes are payable in United States ("U.S.") Dollars and bear interest at 13% with interest payable semi-annually on June 1st and December 1st. The Senior Notes are general unsecured obligations of the Issuers.

     Any payments (interest or principal) in respect of the Senior Notes will be made free and clear of and without any withholding or deduction for or on account of any present or future taxes, duties, levies, imposts, assessments or other governmental charges of whatever nature imposed or levied by or on behalf of Mexico or any subdivision thereof or by any authority or agency therein or thereof having power to tax ("Taxes"), unless such Taxes are required by law, rule or regulation or by the interpretation or administration thereof to be withheld or deducted, in which case, subject to certain exceptions, the Issuers will pay such additional amounts ("Additional Amounts") as may be necessary so that the net amount received by holders (the "Holders") of the Senior Notes (including Additional Amounts) after such withholding or deduction will not be less than the amount that would have been received in the absence of such withholding or deduction.

     The indenture pursuant to which the Senior Notes were issued (the "Indenture") contains certain covenants that, among other things, limit the ability of the Issuers to incur additional Indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase Equity Interest (as defined) or Subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets of the Issuers, issue or sell Equity Interests of the Ultimate Parent's subsidiaries, or enter into certain mergers and consolidations. In addition, under certain circumstances, the Issuers will be required to offer to purchase the Senior Notes as a price equal to 100% of the principal, if any, to the date of purchase, with the proceeds of certain Assets Sales (as defined).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Translation to U.S. Dollars

     All amounts are recorded in the Company's accounting records in Mexican pesos.

     Since the significant transactions are denominated in U.S. dollars, the functional currency of the Company's operations is the U.S. dollar. Therefore, the Mexican peso financial statements were remeasured into U.S. dollars by applying the procedures specified in Statement of Financial Accounting Standards
(SFAS) No. 52 as follows:

     a) Quoted year-end rates of exchange are used to remeasure monetary assets and liabilities.

     b) All other assets and shareholders' investment accounts are remeasured at the rates of exchange in effect at the time the items were originally recorded.

     c) Revenues and expenses are remeasured at the average rates of exchange in effect during the period.

     d) Foreign exchange gains and losses recorded in Mexican pesos as a result of fluctuations in the rate of exchange between the Mexican peso and U.S. dollar are eliminated.

     e) Translation gains and losses arising from the remeasurement are included in the determination of net income of the period in which such gains and losses arise.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred Loan Costs

     The costs incurred in connection with the issue of the Senior Notes, due 2004, have been deferred in the balance sheets and are being amortized on an effective interest rate method over the seven-year term of these Senior Notes. Amortization expense for the periods ended December 31, 1997 and 1998 totaled $67 and $943, respectively, and is included in interest expense.

Income Taxes

     Deferred income taxes are provided by the liability method in accordance with SFAS No. 109 for all temporary differences between the amounts of assets and liabilities for financial and tax reporting purposes.

     SFAS No. 109 requires that deferred tax liabilities or assets at the end of each period be determined using the tax rate expected to be in effect when the related taxes are expected to be paid or recovered. Accordingly, income tax provisions increase or decrease in the same period in which a change in tax rates is enacted.

     There are no significant timing differences between book and tax basis. Due to the uncertainty of their realization, the Company has not recorded the deferred income tax asset for the potential future tax saving related to tax loss carryforwards amounts indicated in Note 6.

Financial Instruments

     The Company has considered the disclosure provisions of Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk", as well as the provisions of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of
Financial Instruments". The Company does not have any financial instruments which would call for any additional disclosures under Statements 105 and 107. The fair market value of the Senior Notes has not been determined since they are not traded on a formal exchange market and they are volatile due to being speculative in nature.

Transactions in Foreign Currency

     Foreign currency transactions are recorded at the exchange rate as of the date of the transaction. At December 31, 1997 and 1998, the Company adjusted its foreign currency denominated assets and liabilities to the exchange rate of
8.0833 and 9.865 Mexican pesos per U.S. dollar, respectively.

3. RELATED PARTY TRANSACTIONS AND BALANCES

Loans Receivable from Intercompany Affiliates

     Loans receivable from affiliates are payable in U.S. dollars upon demand and bear interest at 16% and 13.80% in 1997 and 1998, respectively. Receivable balances at December 31, are:

                                                                            1997                1998
                                                                        -----------         -----------
Top Acquisition Sub, S. de R.L. de C.V.                                 $    22,898         $    27,290
CR Resorts Puerto Vallarta, S. de R.L. de C.V.                               47,791              51,722
CR Resorts Cancun, S. de R.L. de C.V.                                         7,779               9,308
CR Resorts Los Cabos, S. de R.L. de C.V.                                     12,246              11,951
Corporacion Mexitur, S. de R.L. de C.V.                                           -              (5,900)
Other                                                                           148                 380
                                                                        -----------         -----------
                                                                        $    90,862         $    94,751
                                                                        ============        ===========


     Loans receivable from affiliates and associated interest income are eliminated in the consolidation of Capital into the consolidated financial statements of the Ultimate Parent.

Notes Payable to Related Parties

     At December 31, 1997 and 1998, Capital had $3.75 million and $7.55 million of notes payable to the Ultimate Parent which bear interest at 16% and are payable upon demand.

     Notes payable to related parties and the associated interest expense are all payable in U.S. dollars and have been eliminated in the consolidation of Capital into the consolidated financial statements of the Ultimate Parent.

4.   NOTES PAYABLE TO A BANK

     The note payable to a bank at December 31, 1997 represented a $1 million loan with interest at 11% per annum which was due on January 19, 1998.

     Capital had notes payable to a bank at August 18, 1997 of $82,954 with interest at approximately 10% per annum. These loans were paid in full on December 5, 1997 from the proceeds of the Senior Note offering.

5.   LINE OF CREDIT

     In July 1998, the Company received approval from Bancomer of a $20 million line of credit that expires July 2002. The agreement limits the use of proceeds to the payment of interest incurred and payable under the Senior Notes. The outstanding loan balance bears interest at 11.5% per annum. Under the line of credit, all borrowings and interest will be payable in U.S. dollars. Loans under the line will be secured by a portion of the present and future United States dollars, pesos and UDI based accounts receivable of an indirect wholly-owned subsidiary (CR Resorts Puerto Vallarta, S. de R.L. de C.V.). Also, the agreement requires certain of the Company's affiliates to maintain certain minimum financial ratios. In order to activate the approved line of credit, the Company will be required to pay the bank a fee of 1.5% of fund drawn under the line of credit. At December 31, 1998, there were no outstanding balances under this facility.

6.   TAX ENVIRONMENT

Income and Asset Tax Regulations

     The Company is subject to income taxes (ISR) and the asset tax (IMPAC). ISR is computed taking into consideration the taxable and deductible effects of inflation, such as amortization calculated on restated asset values and considering the effects of inflation on certain monetary assets and liabilities through the inflationary component. The statutory rate for income taxes was 34% for the year ended December 31, 1998. Beginning in 1999, the income tax rate increased from 34% to 35%, with the obligation to pay this tax each year at a rate of 30% (transitorily 32% in 1999) and the remainder upon distribution of earnings.

     IMPAC is computed at an annual rate of 1.8% of the average of the majority of restated assets less certain liabilities, and the tax is paid only to the extent that it exceeds the ISR of the period. Any required payment of IMPAC is recoverable against any excess of ISR over IMPAC for the preceding three and following ten years.

     The main differences that affect taxable income are the recognition of inflation effects for tax purposes through the inflationary component, and nondeductible expenses.

Tax Loss Carryforwards

     At December 31, 1998 the Company has tax loss carryforwards for income tax purposes which will be indexed for inflation through the year applied, in the following restated amounts:

          Expiration Date                                 Amount
          ---------------                                 ------
               2007                                       $  167
                                                          ======

7.    SHAREHOLDERS' EQUITY

     At December 31, 1997 and 1998, capital stock consisted of two shares fully subscribed and paid, representing the fixed portion in the amount of 3,000 Mexican pesos, which is not subject to withdrawal. Variable portion is unlimited.

     The annual net income of the Company (in Mexican pesos) is subject to the legal requirement that 5% thereof be transferred to a legal reserve until the reserve equals 20% of capital stock. This reserve may not be distributed to the shareholders during the existence of the Company, except in form of a stock dividend.

     As of 1999, dividends paid to individuals or foreign residents will be subject to income tax withholding at an effective rate ranging from 7.5% to 7.7%, depending on the year in which the earnings were generated. In addition, if earnings for which no corporate tax has been paid are distributed, the tax must be paid upon distribution of the dividends. Consequently, the Company must keep a record of earnings subject to each tax rate.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS







To the Shareholders of

Desarrollos Turisticos Bancomer, S.A. de C.V.:


We have audited the accompanying consolidated statements of operations and cash flows of Desarrollos Turisticos Bancomer, S.A. de C.V. (a Mexican Corporation) and Subsidiaries (the Company), translated into U.S. dollars, for the period from January 1, 1997 through August 17, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the translated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Desarrollos Turisticos Bancomer, S.A.
de C.V. and Subsidiaries, for the period from January 1, 1997 through August 17, 1997, in conformity with the accounting principles generally accepted in the United States.






ARTHUR ANDERSEN



March 19, 1999
Mexico City, Mexico




                                   DESARROLLOS TURISTICOS BANCOMER, S.A. DE C.V. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENT OF OPERATIONS
                                                   (In thousands of U.S. dollars)


                                                                                          January 1, 1997
                                                                                              Through
                                                                                          August 17, 1997
                                                                                            -----------
     Revenues
     Vacation interval sales ........................................................       $    31,479
     Less: amounts deferred to future periods .......................................           (30,653)
     Add: amounts recognized from prior periods .....................................             1,650
                                                                                            -----------
                                                                                                  2,476

     Interest income on contracts receivables .......................................             3,277
     Rental of unsold units .........................................................             4,560
     Maintenance fee income .........................................................             2,461
     Other ..........................................................................             1,329
                                                                                            -----------
                                                                                                 11,627

              Total revenue .........................................................            14,103

     Operating expenses
          Commissions paid to sales personnel........................................             5,512
          Less: amounts deferred to future periods ..................................            (5,413)
          Add: amounts recognized from prior periods ................................               313
          Maintenance of unsold units ...............................................               110
                                                                                            -----------
              Total operating expenses, net .........................................               522

     Gross profit ...................................................................            13,581

     Advertising, sales and marketing ...............................................             4,899
     General and administrative .....................................................             4,504
     Maintenance  ...................................................................             4,559
     Interest expense ...............................................................             2,827
     Valued added and other taxes....................................................             1,002
     Translation loss, net ..........................................................                74
                                                                                            -----------
                                                                                                 17,865

              Loss from continuing operations before taxes ..........................            (4,284)

     Asset taxes ....................................................................               754
                                                                                            -----------

                   Net loss from continuing operations ..............................            (5,038)

     Discontinued hotel operations
                 Net income of discontinued hotel operations (less tax expense
                 of $1,256) .........................................................             2,302
                                                                                            -----------
     Net loss for the period.........................................................       $    (2,736)
                                                                                            ===========


                              The accompanying notes are an integral part of this financial statement.


                                   DESARROLLOS TURISTICOS BANCOMER, S.A. DE C.V. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (In thousands of U.S. dollars)



                                                                                          January 1, 1997
                                                                                              Through
                                                                                          August 17, 1997
                                                                                            -----------
   Operating Activities
   Net loss from continuing operations ..............................................       $    (5,038)
   Adjustments to reconcile net loss to net cash provided by operating activities -
        Changes in operating assets and liabilities:
          Accounts receivable .......................................................           (10,088)
          Deferred costs ............................................................            (5,100)
          Accounts payable ..........................................................               628
          Deferred revenue ..........................................................            26,269
          Net income of discontinued hotel operations ...............................             2,302
          Assets/liabilities of discontinued hotel operations........................               264
                                                                                            -----------
   Net cash provided by operating activities ........................................             9,237

   Investing Activities
   Acquisition of property, plant, and equipment ....................................              (849)
                                                                                            -----------
   Net cash used in investing activities ............................................              (849)

   Financing Activities
   Proceeds from notes payable to related parties ...................................             1,727
   Distribution to shareholders  ....................................................           (11,000)
                                                                                            -----------
   Net cash used in financing activities ............................................            (9,273)

   Decrease in cash and cash equivalents ............................................              (885)
   Cash and cash equivalents at beginning of period .................................             2,563
                                                                                            -----------
   Cash and cash equivalents at end of period .......................................       $     1,678
                                                                                            ===========

   Supplemental disclosure of cash flow information
        Interest paid ...............................................................       $     7,197
        Income and asset taxes paid .................................................       $     1,752
   Non-cash financing activities
        Conversion of debt to equity ................................................       $   120,743



                              The accompanying notes are an integral part of this financial statement.

         DESARROLLOS TURISTICOS BANCOMER, S.A. DE C.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (In thousands of U.S. dollars)



1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Prior to August 18, 1997, Desarrollos Turisticos Bancomer, S.A. de C.V.(the "Company"), was a wholly owned subsidiary of Bancomer, S.A. de C.V.("Bancomer"), a Mexican banking and financial services institution. The Company was acquired by Raintree Resorts International Inc. (formerly "Club Regina Resorts, Inc."). Contemporaneous with the purchase, the real property was segregated into condominium regimes so that the Regina Resorts and Westin Hotels would be able to be owned by separate companies. The Westin Hotels were then sold to SLT Realty Limited Partnership, an affiliate of Starwood Capital Group L.L.C.

     The Company owns and operates certain hospitality assets, which comprise primarily deluxe resort hotels and vacation ownership properties in Cancun, Puerto Vallarta, and Cabo San Lucas, Mexico. The Company's principal operations consist of (1) developing and acquiring hotel and vacation ownership resorts,
(2) marketing and selling vacation intervals at its resorts, (3) providing consumer financing for the purchase of vacation intervals at its resorts, and
(4) managing the operations of its resorts.

     The accompanying consolidated financial statements include the accounts of Desarrollos Turisticos Bancomer, S.A. de C.V., and all of its majority owned subsidiaries, which are listed below:

      Club Regina, S.A. de C.V.
      Servicios Turisticos Integrales Cobamex, S.A. de C.V.
      Corporacion Habitacional Mexicana, S.A. de C.V.
      Corporacion Mexitur, S.A. de C.V.
      Promotora y Desarrolladora Pacifico, S.A. de C.V.
      Promotora Turistica Nizuc, S.A. de C.V.
      Desarrollos Turisticos Integrales Cabo San Lucas, S.A. de C.V. Desarrollos Turisticos Integrales de Cozumel, S.A. de C.V.

     All  significant   intercompany   balances  and   transactions   have  been
eliminated.

Translation to U.S. Dollars

     All amounts are recorded in the Company's accounting records in Mexican pesos.

     Since the significant transactions in U.S. dollars are mainly vacation interval sales, advertising expenses, advisory services and interest earned, the functional currency of the Company's operations is the U.S. dollar. Therefore, the Mexican peso consolidated financial statements were remeasured into U.S. dollars by applying the procedures specified in Statement of Financial Accounting Standards (SFAS) No. 52 as follows:

     a) Quoted period-end rates of exchange are used to remeasure monetary assets and liabilities.

     b) All other assets and shareholders' equity accounts are remeasured at the rates of exchange in effect at the time the items were originally recorded.

     c) Revenues and expenses are remeasured at the average rates of exchange in effect during the period.

     d) Foreign exchange gains and losses recorded in Mexican pesos as a result of fluctuations in the rate of exchange between the Mexican peso and U.S. dollar are eliminated.

     e) Translation gains and losses arising from the remeasurement are included in the determination of net income of the period in which such gains and losses arise.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Contracts Receivable and Concentration of Credit Risk

     Substantially all contracts receivable relate to sales of vacation ownership interests. While the Company does not obtain collateral for such contracts, the Company does not believe it has significant concentrations of credit risk in its contracts receivable because in the instance of uncollectibility of a contract, the Company retains the right to recover and resell the defaulted interval. Historically, the Company has been able to resell such intervals at prices in excess of the defaulted receivable balances.

     A portion of the Company's customers reside in Mexico and the Company intends to continue to conduct business in Mexico. All of the Company's sales offices are currently located in Mexico and any economic downturn in Mexico, which has a history of economic instability, could have a material adverse effect on the Company's business, results of operations and financial condition.

Revenue Recognition

     The Company sells shares of Class B stock in a majority-owned subsidiary to vacation ownership buyers. The rights associated with the Class B shares allow the buyers to use a specified type of accommodation (one-bedroom, two-bedroom, etc.) during a specified season at any of the Company's resorts on a first-come, first-serve basis annually for approximately thirty years. The sales price of such Class B shares is recognized using operating lease accounting and therefore ratably over the thirty-year right to use period and the costs of selling the Class B shares, which include brokerage commissions, commissions to sales personnel, and marketing costs directly associated with successful sales, are deferred and recognized ratably over the right-to-use period.

     Interest income from contracts receivable is recognized as accrued.

     Maintenance fees are billed to Class B shareholders annually and recognized as earned over 12 months. Maintenance expenses are recognized when incurred.

     A provision for uncollectible contracts receivable is accrued for contracts which become more than 180 days past due. Deferred revenue related to contracts cancelled in any year subsequent to the year of sale is recognized to the extent of cumulative cash collections in excess of costs. Deferred costs are recognized in their entirety.

Advertising Expense

     Advertising costs, which include solicitations of prospective vacation interval buyers, are expensed as incurred to the extent they cannot be directly associated with a successful sale of Class B shares to a vacation interval buyer. Advertising expenses in the period from January 1, 1997 through August 17, 1997 totaled $2,965, and are included in advertising, sales and marketing expenses.

Income Taxes

     Deferred income taxes are provided by the liability method in accordance with SFAS No. 109 for all temporary differences between the amounts of assets and liabilities for financial and tax reporting purposes.

     SFAS No. 109 requires that deferred tax liabilities or assets at the end of each period be determined using the tax rate expected to be in effect when the related taxes are expected to be paid or recovered. Accordingly, income tax provisions increase or decrease in the same period in which a change in tax rates is enacted.

     Due to the uncertainty of the realization of the tax loss carryforwards, the Company has not recorded the deferred income tax asset for the potential future tax saving related to temporary differences, as indicated in Note 4.

Transactions in Foreign Currency

     Foreign currency transactions are recorded at the exchange rate as of the date of the transaction. At August 17, 1997, the Company adjusted its foreign currency denominated assets and liabilities to the exchange rate of 7.766 Mexican pesos per U.S. dollar.

Employee Benefits

     Under Mexican labor law, the Company is liable for indemnity payments and seniority premiums to employees terminating under certain circumstances.

     Seniority premiums are charged to operations as incurred.

     Indemnity payments to involuntarily terminated employees are charged to results in the period in which they are made.

2.   CONTRACTS RECEIVABLE AND CREDIT LOSSES

     Vacation ownership contracts receivables are originated when vacation ownership buyers elect to finance their purchases through the Company. The Company requires a minimum 15% down payment. A majority of purchasers are citizens of the United States and Canada. Vacation ownership contracts receivable bear interest from 14% to 15% and are collected in monthly installments over periods ranging from 12 months to 7 years. Approximately 66% of vacation interval contracts receivable were U.S. dollar-denominated at August 17, 1997.

     Because the Company collects non-refundable cash from vacation ownership buyers in excess of deferred profit, and because the Company has historically been able to resell vacation ownership intervals at prices in excess of canceled receivable balances, the Company does not provide for credit losses related to doubtful contracts.

3.   RELATED IMPAIRMENT LOSS

     During the last quarter of 1994, management approved and committed to a plan to dispose of the hotel and vacation interval assets of the Company. Based on the issuance of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, in March 1995, the Company concluded that the assets should be classified as held for sale and valued at the lower of cost or fair value less costs to sell. An impairment loss was recorded in the year ended December 31, 1994 to reflect the estimated sales proceeds less costs to sell. No depreciation expense was provided from the period from the adoption of the plan of disposal through the date of sale.

4.   TAX ENVIRONMENT

Income and Asset Tax Regulations

     The Company is subject to income taxes (ISR) and the asset tax (IMPAC). ISR is computed taking into consideration the taxable and deductible effects of inflation, such as depreciation calculated on restated asset values, and the deduction of purchases instead of cost of sales, which permits the deduction of current costs, and considering the effects of inflation on certain monetary assets and liabilities through the inflationary component. The statutory rate for income taxes was 34% for the period ended August 17, 1997. Beginning in 1999, the income tax rate increased from 34% to 35%, with the obligation to pay this tax each year at a rate of 30% (transitorily 32% in 1999) and the remainder upon distribution of earnings.

     IMPAC is computed at an annual rate of 1.8% of the average of the majority of restated assets less certain liabilities, and the tax is paid only to the extent that it exceeds the ISR of the period. Any required payment of IMPAC is recoverable against any excess of ISR over IMPAC for the preceding three and following ten years.

     The subsidiaries of the Company generally file separate Mexican income tax returns. Because operations of the Company and each of its subsidiaries have resulted in losses, only nominal amounts of income taxes have become payable.

Employee Profit Sharing Regulations

     The income for purposes of employee profit sharing does not consider the inflationary component. Depreciation is based on historical rather than restated values. Employee profit sharing has been computed on the basis of the results of each individual company.

Tax Loss Carryforwards

     At August 17, 1997 the Company has tax loss carryforwards for income tax purposes which will be indexed for inflation through the year applied, in the following restated amounts:

          Expiration Date                             Amount
          ---------------                           ----------
               2002                                 $   14,973
               2003                                     22,295
               2004                                     47,212
               2005                                     12,296
               2006                                      1,665
               2007                                      3,896
                                                    ----------
                                                    $  102,337
                                                    ==========

Net Loss

     The annual net income of the Company (in Mexican pesos) is subject to the legal requirement that 5% thereof be transferred to a legal reserve until the reserve equals 20% of capital stock. This reserve may not be distributed to the shareholders during the existence of the Company, except in form of a stock dividend.

     As of 1999, dividends paid to individuals or foreign residents will be subject to income tax withholding at an effective rate ranging from 7.5% to 7.7%, depending on the year in which the earnings were generated. In addition, if earnings for which no corporate tax has been paid are distributed, the tax must be paid upon distribution of the dividends. Consequently, the Company must keep a record of earnings subject to each tax rate.

5.   RELATED PARTY TRANSACTIONS

     The Company's shareholder is the principal owner or has substantial ownership interests in other entities with which the Company transacts business. The following table summarizes transactions with related parties for the period from January 1, 1997 through August 17, 1997:


          Expense for the period:
              Interest........................            $  7,539
              Lease...........................            $    244


6.   COMMITMENTS

     Certain subsidiaries of the Company entered into an operation and administrative agreement with Westin Mexico, S.A. de C.V. ("Westin"), through December 2003. The Company believes it has the right to terminate the agreement pursuant to provisions related to change of control of Westin, but has not asserted that right. Under the agreement, the subsidiaries are obligated to pay certain cost and expense reimbursements related to promotion, marketing, reservations, and sales.

     Additionally, the subsidiaries are obligated to pay 0.9% of total operating revenues for technical services provided by Westin. Technical services expense was $1,564 for the period.

     Additionally, Westin is entitled to management fees based on a percentage of the total operating revenues of the hotels (ranging from 1% to 2% over the life of the contract), as well as additional fees for maintaining certain percentages related to gross margin operations (calculated as a percentage of total operating revenues and ranging from 2.5% to 6%). Management fees were $756 and gross margin fees were $1,564 for the period, respectively.

7.   CONTINGENCIES

     The Company is subject to various claims arising in the ordinary course of business, and is a party to various legal proceedings which constitute litigation incidental to the Company's business. In the opinion of management, all such matters are either adequately covered by insurance or are not expected to have a material adverse effect on the Company.

8.   SALE OF COMPANY

     On the close of business on August 17, 1997, Bancomer sold its interest in the Company to Raintree Resorts International, Inc. (formerly Club Regina Resorts, Inc.) In connection with such sale, the Bancomer affiliate provided financing to Raintree Resorts International for approximately $83,000.

9.   DISCONTINUED OPERATIONS

     As mentioned in Note 1, contemporaneously with the acquisition of the Company, Raintree Resorts International, Inc. sold the hotel operations. Accordingly, the Company's hotel segment has been presented as discontinued operations in accordance with APB Opinion No. 30.

      Information relating to the discontinued hotel operations for the seven and one-half month period ended August 17, 1997 are as follows:


  Revenues:
    Rooms ...........................................                $ 20,832
    Food and beverage ...............................                  11,342
    Other departments ...............................                   2,297
    Miscellaneous ...................................                     242
                                                                     --------
              Total revenues ........................                  34,713
  Expenses:
    Rooms ...........................................                   2,952
    Food and beverage ...............................                   6,068
    Other departments ...............................                     746
    Advertising, sales and marketing ................                   2,964
    General and administrative ......................                   6,311
    Maintenance .....................................                   4,818
    Interest expense ................................                   4,712
    Valued added and other taxes.....................                   1,682
    Other expense ...................................                     819
    Translation loss ................................                      83
                                                                     --------
                                                                       31,155

  Income before taxes ...............................                   3,558
    Asset taxes .....................................                   1,256
                                                                     --------
              Net income for the period..............                $  2,302
                                                                     ========

         DESARROLLOS TURISTICOS BANCOMER, S.A. DE C.V. AND SUBSIDIARIES

                         UNAUDITED FINANCIAL STATEMENTS

                                December 31, 1996



                                   DESARROLLOS TURISTICOS BANCOMER, S.A. DE C.V. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                                                           (in thousands)


                                                                                            Year Ended
                                                                                         December 31, 1996
                                                                                            -----------
Revenues
Vacation interval sales ...............................................................     $    37,263
     Less: amounts deferred to future projects ........................................         (36,435)
     Add: amounts recognized from prior sales .........................................           2,039
                                                                                            -----------
                                                                                                  2,867
Interest income on contracts receivables ..............................................           3,294
Rental of unsold units ................................................................           2,898
Maintenance fee income ................................................................           2,599
Other .................................................................................             760
                                                                                            -----------
         Total revenue ................................................................          12,418
Operating expenses
Commissions paid to salespeople........................................................           7,108
     Less amounts deferred to future periods ..........................................          (5,807)
     Add amounts recognized from prior sales ..........................................             303
Maintenance of unsold units ...........................................................             188
                                                                                            -----------
         Operating expenses, net ......................................................           1,792
                                                                                            -----------

Gross profit ..........................................................................          10,626

Advertising, sales and marketing ......................................................           3,829
General and administrative ............................................................           5,400
Maintenance  ..........................................................................           3,610
Interest expense ......................................................................           3,108
Exchange loss .........................................................................            (351)
                                                                                            -----------
         Loss from continuing operations before taxes .................................          (4,970)
Income taxes ..........................................................................              --
Other taxes ...........................................................................           3,312
                                                                                            -----------

     Net loss from continuing operations ..............................................          (8,282)
Discontinued hotel operations:
     Net income of discontinued hotel operations (less tax expense of $1,321 in 1996)..           6,537
                                                                                            -----------
Net loss ..............................................................................     $    (1,745)
                                                                                            ===========


                              The accompanying notes are an integral part of this financial statement.



                                   DESARROLLOS TURISTICOS BANCOMER, S.A. DE C.V. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                                           (in thousands)



                                                                                            Year Ended
                                                                                         December 31, 1996
                                                                                            -----------
Operating Activities
Net loss .............................................................................      $    (1,745)
Adjustments to reconcile net loss to net cash provided by operating activities -
     Changes in operating assets and liabilities:
       Accounts receivable ...........................................................           (1,508)
       Contracts receivable ..........................................................           (7,024)
       Inventory .....................................................................             (154)
       Taxes to be recovered .........................................................           (1,299)
       Deferred costs ................................................................           (5,504)
       Other assets ..................................................................             (714)
       Accounts payable ..............................................................              218
       Reservations deposits .........................................................               59
       Other liabilities .............................................................           (2,271)
       Unearned deposits .............................................................            1,030
       Deferred revenue ..............................................................           31,100
     Assets/liabilities of discontinued hotel operations, net ........................           (4,824)
                                                                                            -----------
Net cash provided by operating activities ............................................            7,364

Investing Activities
Acquisition of property, plant, and equipment ........................................           (2,565)
                                                                                            -----------
Net cash used in investing activities ................................................           (2,565)

Financing Activities
Proceeds from notes payable to related parties .......................................           50,112
Distribution to stockholders  ........................................................          (54,620)
                                                                                            -----------
Net cash used in financing activities ................................................           (4,508)

Increase in cash and cash equivalents ................................................              291
Cash and cash equivalents at beginning of period .....................................            2,272
                                                                                            -----------
Cash and cash equivalents at end of period ...........................................      $     2,563
                                                                                            ===========

Supplemental Disclosures
Interest paid ........................................................................      $     7,725
Income and asset taxes paid ..........................................................            2,138


                              The accompanying notes are an integral part of this financial statement.


         DESARROLLOS TURISTICOS BANCOMER, S.A. DE C.V. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 (in thousands)


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Prior to August 18, 1997, Desarrollos Turisticos Bancomer, S.A. de C.V. (the "Company"), was a wholly owned subsidiary of Bancomer, S.A. de C.V. ("Bancomer"), a Mexican banking and financial services institution. The Company owns and operates certain hospitality assets of Bancomer, which comprise primarily deluxe resort hotels and vacation ownership properties in Cancun, Puerto Vallarta, and Cabo San Lucas, Mexico. The Company's principal operations consist of (1) developing and acquiring hotel and vacation ownership resorts,
(2) marketing and selling vacation intervals at its resorts, (3) providing consumer financing for the purchase of vacation intervals at its resorts, and
(4) managing the operations of its resorts.

     The consolidated financial statements include the accounts of Desarrollos Turisticos Bancomer, S.A. de C.V., and all of its majority owned subsidiaries, which are listed below:

          Club Regina, S.A. de C.V.

          Servicios Turisticos Integrales Cobamex, S.A. de C.V.

          Corporacion Habitacional Mexicana, S.A. de C.V.

          Corporacion Mexitur, S.A. de C.V.

          Promotora y Desarrolladora Pacifico, S.A. de C.V.

          Promotora Turistica Nizuc, S.A. de C.V.

          Desarrollos Turisticos Integrales Cabo San Lucas, S.A. de C.V.

          Desarrollos Turisticos Integrales de Cozumel, S.A. de C.V.

     All  significant   intercompany   balances  and   transactions   have  been
eliminated.

Translation of Foreign Currency

     The Company maintains its accounting records and prepares its financial statements for domestic purposes in Mexican pesos. The balance sheet accounts of the Mexican subsidiaries have been remeasured into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. The Company's stated sales prices are dollar denominated as are a significant amount of its Vacation Interval contracts receivable. Additionally, the Company's debt is US Dollar denominated. Accordingly, the Mexican Pesos are translated to US Dollars for financial reporting purposes in using the US Dollar as the functional currency and exchange gains and losses as well as translation gains and losses are reported in income and expense. Accordingly, the exchange gain of $351 for the year ended December 31, 1996 has been included in income and expense.

Use Of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Contracts Receivable and Concentration of Credit Risk

     Substantially all contracts receivable relate to sales of vacation ownership interests. While the Company does not obtain collateral for such contracts, the Company does not believe it has significant concentrations of credit risk in its contracts receivable because in the instance of uncollectibility of a contract, the Company retains the right to recover and resell the defaulted interval. Historically, the Company has been able to resell such intervals at prices in excess of the defaulted receivable balances.

     A significant portion of the Company's customers reside in Mexico and the Company intends to continue to conduct business in Mexico. All of the Company's sales offices are currently located in Mexico and any economic downturn in Mexico, which has a history of economic instability, could have a material adverse effect on the Company's business, results of operations and financial condition.

Revenue Recognition

     The Company sells shares of Class B stock in a majority-owned subsidiary to vacation ownership buyers. The rights associated with the Class B shares allow the buyers to use a specified type of accommodation (one-bedroom, two-bedroom, etc.) during a specified season at any of the Company's resorts on a first-come, first-serve basis annually for approximately thirty years. The sales price of such Class B shares is recognized under operating lease accounting and therefore, ratably over the thirty-year right to use period and the costs of selling the Class B shares, which include brokerage commissions, commissions to sales personnel, and marketing costs directly associated with successful sales, are deferred and recognized ratably over the right-to-use period.

     Interest income from contracts receivable is recognized when received.

     Maintenance fees are billed to Class B shareholders annually and recognized as earned over 12 months. Maintenance expenses are recognized when incurred.

     A provision for uncollectible contracts receivable is accrued for contracts which become more than 180 days past due. Deferred revenue related to contracts cancelled in any year subsequent to the year of sale is recognized to the extent of cumulative cash collections in excess of costs. Deferred costs are recognized in their entirety.

Advertising Expense

     Advertising costs, which include solicitations of prospective timeshare buyers, are expensed as incurred to the extent they cannot be directly associated with a successful sale of Class B shares to a timeshare buyer. Advertising expense for the year 1996 totaled $4,398, and is included in advertising, sales and marketing expenses.

2.   CONTRACTS RECEIVABLE AND CREDIT LOSSES

     Contracts receivables are originated when vacation ownership buyers elect to finance their purchases through the Company. The Company requires a minimum 15% down payment; a majority of purchasers are citizens of the United States and Canada. Vacation ownership contracts receivable bear interest from 14% to 15% and are collected in monthly installments over periods ranging from 12 months to 7 years. Approximately 71% of timeshare contracts receivable were U.S. dollar-denominated at December 31, 1996.

     Changes in the allowance for uncollectible accounts for the year ended December 31, 1996 were as follows:

     Balance at beginning of year .....................    $ 3,014
     Provisions for uncollectible accounts ............      2,895
     Cancellations and write-offs of
        uncollectible accounts ........................     (4,134)
                                                           -------

          Balance at end of year ......................    $ 1,775
                                                           =======


     Because the Company collects non-refundable cash from vacation ownership buyers in excess of deferred profit, and because the Company has historically been able to resell vacation ownership intervals at prices in excess of canceled receivable balances, the Company does not provide for credit losses related to doubtful contracts.

3. IMPAIRMENT LOSS

     During the last quarter of 1994, management approved and committed to a plan to dispose of the hotel and timeshare assets of the Company. Based on the issuance of SFAS 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of, in March 1995, the Company concluded that the assets should be classified as held for sale and valued at the lower of cost or fair value less costs to sell. An impairment loss of $130,000 was recorded in December of 1994 to reflect the estimated sales proceeds less costs to sell. No depreciation expense was provided from the period from the adoption of the plan of disposal through December 31, 1996. The Company was the beneficiary of certain trusts established to retain title to beachfront property in accordance with Mexican law. The property held in trust consists of the real estate upon which the Company has constructed hotels and vacation ownership buildings in Cancun, Puerto Vallarta, and Cabo San Lucas. The trusts are for an original term of 33 years and expire from 2017 through 2023. The Trusts can be renewed for an additional thirty years.

4. INCOME TAXES

     The subsidiaries of the Company generally file separate Mexican income tax returns. Because operations of the Company and each of its subsidiaries have resulted in losses, only nominal amounts of income taxes have become payable.

     The Company pays the greater of its income tax liability or a tax on net assets. The amount of asset tax paid in excess of income taxes is available to reduce future income tax payments.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are deferred timeshare revenue and costs, inventories, and tax loss carryforwards.

     Net deferred tax assets at December 31, 1996 are as follows:

           Deferred costs ................................    $ (5,200)
           Inventories ...................................      (1,800)
           Deferred revenue ..............................      26,000
           Net operating losses ..........................      99,000
                                                              --------

           Net deferred taxes before valuation allowance .     118,000
           Valuation allowance ...........................    (118,000)
                                                              --------

           Net deferred tax assets .......................    $     --
                                                              ========



5. RELATED PARTY TRANSACTIONS

     The Company's shareholder is the principal owner or has substantial ownership interests in other entities with which the Company transacts business. The following table summarizes transactions with related parties:


                                                                1996
                                                              ---------
           Liabilities:
              Notes payable ..............................    $ 119,016
              Accounts payable ...........................           --
              Interest payable ...........................        2,264
           Expenses:
              Interest expense ...........................        8,287
              Lease expense ..............................          161
              Fees  ......................................           --



6.   COMMITMENTS

     Certain subsidiaries of the Company entered into an operation and administrative agreement with Westin Mexico, S.A. de C.V. ("Westin"), through December 2003. The Company believes it has the right to terminate the agreement pursuant to provisions related to change of control of Westin, but has not asserted that right. Under the agreement, the subsidiaries are obligated to pay certain cost and expense reimbursements related to promotion, marketing, reservations, and sales.

     Additionally, the subsidiaries are obligated to pay 0.9% of total operating revenues for technical services provided by Westin. Technical services expense was $867 for the year ended December 31, 1996.

     Additionally, Westin is entitled to management fees based on a percentage of the total operating revenues of the hotels (ranging from 1% to 2% over the life of the contract), as well as additional fees for maintaining certain percentages related to gross margin operations (calculated as a percentage of total operating revenues and ranging from 2.5% to 6%), the management fee was $764 and gross margin fee was $437 for the year ended December 31, 1996.

7.   CONTINGENCIES

     The Company is subject to various claims arising in the ordinary course of business, and is a party to various legal proceedings which constitute litigation incidental to the Company's business. In the opinion of management, all such matters are either adequately covered by insurance or are not expected to have a material adverse effect on the Company.


8.   SALE OF COMPANY

     On August 18, 1997, Bancomer sold its interest in the Company to Raintree Resorts International, Inc. (formerly Club Regina Resorts, Inc.). In connection with such sale, the Bancomer affiliate provided financing to Raintree Resorts International Inc.


9.   DISCONTINUED OPERATIONS

     Contemporaneously with the acquisition of the Company, Raintree Resorts International, Inc. sold the hotel operations. Accordingly, the Company's hotel segment has been presented as discontinued operations in accordance with APB No. 30 for all periods presented.

     Information relating to the discontinued hotel operations for the year ended December 31, 1996 is as follows:

           Revenues:
               Rooms ....................................       $  27,328
               Food and beverage ........................          13,606
               Other departments ........................           3,950
               Miscellaneous ............................             178
                                                                ---------
                         Total revenues .................          45,062
           Expenses:
               Rooms ....................................           4,904
               Food and beverage ........................           7,547
               Other departments ........................           1,894
               Advertising, sales and marketing .........           4,099
               General and administrative ...............           7,340
               Maintenance ..............................           5,411
               Interest expense .........................           5,179
               Other expense ............................             830
                                                                ---------

           Income before taxes ..........................           7,858
               Income taxes .............................              --
               Other taxes ..............................           1,321
                                                                ---------
                         Net income .....................       $   6,537
                                                                =========