Form 10-Q
period 1999-03-31
RAINTREE RESORTS INTERNATIONAL INC; CR RESORTS CAPITAL S DE R L DE C V
filed 1999-05-14
CIK 1058737, 1058736

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

                              --------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                              --------------------

                        Commission File Number: 000-24331

                      Raintree Resorts International, Inc.
                     CR Resorts Capital S. de R.L. de C.V. *
             (Exact name of Registrant as Specified in its Charter)

                              --------------------

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     As of March 31, 1999, the Registrant had 10,766,300 shares of Common Stock outstanding and Warrants to purchase 1,869,962 shares of Common Stock at $0.01 per share.


     *CR Resorts Capital, S. de R.L. de C.V., a subsidiary of Raintree Resorts International, Inc., is a co-registrant, formed under the laws of the United Mexican States (Mexican tax identification number CRC 970811E5A).

                              --------------------

              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                               Page

PART I. FINANCIAL INFORMATION

     ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS:
         Consolidated Balance Sheets as of
              December 31, 1998 and March 31, 1999 (Unaudited) ............................................... 3
         Consolidated Statements of Operations and Comprehensive Income
              for the Three Months ended March 31, 1998 and March 31, 1999 (Unaudited) ....................... 4
         Consolidated Statements of Cash Flows
              for the Three Months ended March 31, 1998 and March 31, 1999 (Unaudited)........................ 5
         Notes to Consolidated Financial Statements (Unaudited) .............................................. 6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............11

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................14

PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS.................................................................................14
     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.........................................................14
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES...................................................................14
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................14
     ITEM 5. OTHER INFORMATION ................................................................................14
     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................................................14

SIGNATURES.....................................................................................................15



PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                        RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS
                                           (in thousands except share and per share data)

                                                                                                                (Unaudited)
                                                                                           December 31,           March 31,
                                                                                               1998                 1999
                                                                                         ----------------     ----------------
Assets
    Cash and cash equivalents ...............................................                $  2,960             $  5,779
    Vacation Interval receivables and other trade receivables, net...........                  51,835               59,424
    Inventories .............................................................                     775                  769
    Refundable Mexican taxes ................................................                   3,488                3,923
    Office furniture and equipment ..........................................                   3,046                3,127
    Land held for vacation ownership development ............................                  22,170               22,353
    Equity investments.......................................................                   2,949                3,554
    Cost of unsold vacation ownership intervals and related club memberships                   27,606               24,629
    Retained interest in hotel cash flows ...................................                   4,000                4,000
    Deferred loan costs, net ................................................                   7,413                7,102
    Goodwill, net  ..........................................................                   1,240                  477
    Prepaid and other assets  ...............................................                   2,185                2,577
                                                                                             --------             --------
Total assets ................................................................                $129,667             $137,714
                                                                                             ========             ========

Liabilities and Shareholders' Investment
Liabilities
    Accounts payable and accrued liabilities  ...............................                $ 11,850             $ 17,714
    Notes payable  ..........................................................                  17,135               16,878
    Senior Notes, due 2004, net of unamortized original issue
       discount of $7,907 and $7,573, respectively ..........................                  92,093               92,427
    Taxes payable  ..........................................................                   1,618                1,369
    Unearned services fees ..................................................                   2,028                5,482
                                                                                             --------             --------
Total liabilities  ..........................................................                 124,724              133,870

Commitments and Contingencies

Shareholders' Investment
    Preferred stock; par value $.001; 5,000,000 shares authorized, shares issued and outstanding 37,500 at December 31, 1998
       and March 31, 1999....................................................                       --                   --
    Convertible preferred stock; $100 per share liquidation value;
       20,775 shares issued and outstanding at December 31, 1998
       and March 31, 1999....................................................                   2,078                2,078
    Common stock; par value $.001; 45,000,000 shares authorized, shares issued and outstanding 10,766,300 at December 31, 1998
       and March 31, 1999 ...................................................                      11                   11
    Additional paid-in capital ..............................................                   7,371                7,371
    Warrants to purchase 1,869,962 shares of common stock....................                   9,331                9,331
    Accumulated deficit .....................................................                 (13,737)             (14,901)
    Cumulative translation adjustment .......................................                    (111)                 (46)
                                                                                             --------             --------
Total shareholders' investment ..............................................                   4,943                3,844
                                                                                             --------             --------
Total liabilities and shareholders' investment ..............................                $129,667             $137,714
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


                                        RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                           (in thousands except share and per share data)


                                                                                                      (Unaudited)
                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                         -------------------------------------
                                                                                               1998                 1999
                                                                                         ----------------    -----------------
Statement of Operations
Revenues
  Vacation Interval sales ......................................................             $ 14,123             $ 17,042
  Rental and service fee income ................................................                2,493                2,495
  Interest income on Vacation Interval receivables .............................                1,564                2,077
  Other income .................................................................                  883                  733
                                                                                             --------             --------
     Total revenues ............................................................               19,063               22,347
Costs and Operating Expenses
  Cost of Vacation Interval sales ..............................................                3,147                4,337
  Provision for doubtful accounts ..............................................                1,224                1,177
  Advertising, sales and marketing .............................................                5,283                7,443
  Maintenance and energy .......................................................                1,789                2,107
  General and administrative ...................................................                2,126                2,928
  Depreciation .................................................................                   80                  224
  Amortization of goodwill .....................................................                   --                1,096
                                                                                             --------             --------
     Total costs and operating expenses ........................................               13,649               19,312
                                                                                             --------             --------
Operating income ...............................................................                5,414                3,035
  Interest expense, net ........................................................                3,622                4,376
  Equity in losses from joint venture ..........................................                   --                   96
  Foreign currency exchange (gains) losses, net ................................                  829                 (529)
                                                                                             --------             --------
Net income (loss) before taxes .................................................                  963                 (908)
  Foreign income and asset taxes ...............................................                  297                  256
                                                                                             --------             --------
Net income (loss) before preferred dividends ...................................                  666               (1,164)
  Preferred stock dividends ....................................................                  155                  207
                                                                                             --------             --------
Net income (loss) available to common shareholders .............................             $    511             $ (1,371)
                                                                                             ========             ========

Income (loss) per share
  Basic ........................................................................             $    .05             $   (.13)
  Diluted ......................................................................                  .04                 (.13)
Weighted average number of common shares:
  Basic ........................................................................             10,701,300           10,766,300
  Diluted ......................................................................             12,668,105           10,766,000

Comprehensive Income
Net income (loss) before preferred stock dividends .............................             $    666             $ (1,164)
Other comprehensive income:
  Foreign currency translation adjustment ......................................                   --                   65
                                                                                             --------             --------
Comprehensive income (loss) ....................................................             $    666             $ (1,099)
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



                                        RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)


                                                                                                      (Unaudited)
                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                         -------------------------------------
                                                                                               1998                 1999
                                                                                         ----------------     ----------------
  Operating activities
     Net income (loss) .........................................................             $    666             $ (1,164)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization ...........................................                  364                1,979
       Provision for doubtful accounts .........................................                1,224                1,177
       Equity in joint venture losses ..........................................                   --                   96
     Changes in other operating assets and liabilities:
       Vacation Interval receivables and other trade receivables ...............               (9,530)              (8,702)
       Inventories .............................................................                  (27)                   6
       Cost of unsold vacation ownership intervals and related club memberships                 4,688                2,953
       Prepaid and other assets ................................................                1,333                 (398)
       Accounts payable and accrued liabilities ................................                1,672                5,538
       Taxes payable/refundable ................................................                  221                 (694)
       Unearned services fees ..................................................                2,554                3,454
                                                                                             --------             --------
  Net cash provided by operating activities.....................................                3,165                4,245

  Investing activities
     Purchase of land and other assets held for vacation ownership development .                 (730)                (885)
     Additions to office furniture and equipment ...............................                 (665)                (265)
                                                                                             --------             --------
  Net cash used in investing activities ........................................               (1,395)              (1,150)

  Financing activities
     Additional bank and other loans ...........................................                   --                2,027
     Repayment of bank and shareholder loans ...................................                   --               (2,333)
                                                                                             --------             --------
  Net cash used in financing activities ........................................                   --                 (306)

  Increase in cash and cash equivalents ........................................                1,769                2,789
  Effect of exchange rate changes on cash ......................................                   --                   30
  Cash and cash equivalents, at beginning of the period ........................                9,005                2,960
                                                                                             --------             --------
  Cash and cash equivalents, at end of the period ..............................             $ 10,775             $  5,779
                                                                                             ========             ========

  Supplemental disclosures of cash flow information
     Cash paid during the period for interest ..................................             $    422             $    366
     Cash paid during the period for income and asset taxes ....................                1,753                  628


                             The accompanying notes are an integral part of these financial statements.


              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 March 31, 1999


NOTE 1.  GENERAL INFORMATION

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

Organizational  Structure

     On August 18, 1997, Raintree Resorts International, Inc. (formerly Club Regina Resorts, Inc.) purchased all of the stock of Desarrollos Turisticos
Regina S. de R.L. de C.V. and its subsidiaries (the "Predecessor Business") representing net vacation ownership assets of approximately $86.8 million. Concurrent with the purchase, the real property of the Predecessor Business was segregated into condominium regimes so that the Regina Resorts and Westin Hotels would be able to be owned by separate companies. The Westin Hotels were then sold by the Company to an affiliate of Starwood Lodging Trust and Starwood Lodging Corporation (collectively "Starwood"). These transactions are referred to as the "Purchase Transactions." As a result of these Purchase Transactions, the Company owns and operates three luxury Mexican vacation ownership resorts in Cancun, Puerto Vallarta and Cabo San Lucas, Mexico. The Company's principal operations consist of (1) acquiring and developing vacation ownership resorts,
(2) marketing and selling vacation ownership intervals  ("Vacation  Intervals"),
(3) providing consumer financing for the purchase of vacation ownership intervals at its resorts, and (4) managing the operations of its resorts. Prior to August 18, 1997 the Company did not have significant operations or revenues.

     On July 24, 1998, the Company acquired the assets and assumed certain liabilities of Whiski Jack Resorts Ltd. ("Whiski Jack") for approximately $6.6 million. The acquisition was accounted for as a purchase and, accordingly, the results of operations are included in the financial statements only for the periods subsequent to the date of acquisition. The purchase price has been allocated to the assets and liabilities assumed based upon the fair values at the date of acquisition. The excess purchase price over the fair values of the net assets acquired has been recorded as goodwill, totaling approximately $4.2 million, to be amortized pro rata as the individual weeks acquired in the acquisition are sold. Amortization expense was $1.1 million for the quarter ended March 31, 1999.

Basis of Presentation

     The information contained in the following notes to the accompanying consolidated financial statements is condensed from that which would appear in the annual audited financial statements. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Form 10-K Annual Report for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.

     The condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading. The financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim periods ended March 31, 1998 and 1999.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Certain items in the March 31, 1998 financial statements have been reclassified to conform with the March 31, 1999 presentation.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Foreign Currency Fluctuations

     The Company maintains its Mexican accounting records and prepares its financial statements for its Mexican subsidiaries in Mexican pesos. The Mexican pesos are translated to U.S. dollars for financial reporting purposes using the U.S. dollar as the functional currency and exchange gains and losses as well as translation gains and losses are reported in income and expense. The resulting net exchange and translation gains (losses) for the three months ended March 31, 1998 and 1999 were $(829,000) and $529,000, respectively. The net gains and losses are primarily related to the increases or declines in the value of the peso to the U.S. dollar during these periods as follows:

       Exchange rates                       Pesos        US Dollar

       December 31, 1997.........           8.083    =     $1.00
       March 31, 1998............           8.517    =     $1.00
       June 30, 1998 ............           9.041    =     $1.00
       September 30, 1998 .......          10.112    =     $1.00
       December 31, 1998.........           9.865    =     $1.00
       March 31, 1999............           9.516    =     $1.00


     The future valuation of the Mexican peso related to the U.S. dollar cannot be determined, estimated or projected.

Cash and Cash Equivalents

     The Company considers demand accounts and short-term investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include $1.3 million in restricted funds at March 31, 1999.

Land Held for Vacation Ownership Development

     The Company owns a parcel of undeveloped beachfront property located in Cozumel, Mexico and a parcel of land adjacent to its Regina Resort located in Cabo San Lucas, Mexico. The Company plans to construct additional vacation ownership facilities on these parcels of land. Although preliminary architectural and engineering planning has commenced, no commitments have been made regarding these planned expansion projects. While preliminary architectural and engineering planning continues on the Cabo San Lucas property, further work on the Cozumel property will likely occur in late 2000 or later.

     Land held for vacation ownership development includes the cost of land, and additionally, development costs and capitalized interest. Interest of $0.5 million and $0.1 million during the three months ended March 31, 1998 and 1999, respectively, was capitalized related to these developmental properties.

Earnings (Loss) Per Share

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share also includes the assumed conversion of all securities, such as options, warrants, convertible debt and convertible preferred stock, if dilutive. Since the Company has a net loss for the three months ended March 31, 1999, no conversion is assumed during that period as conversion of the Company's warrants and stock options would be anti-dilutive. Additionally, the Preferred Stock and Convertible Preferred Stock are convertible only upon the consummation of an initial public offering and are, therefore, not included in weighted average number of common shares.

     The following is a reconciliation of the numerator and denominator for basic and diluted earnings per share (in thousands, except shares and per share data):


                                                                                                  Three Months Ended
                                                                                                        March 31,
                                                                                         -------------------------------------
                                                                                               1998                 1999
                                                                                         ----------------     ----------------
Numerator - Basic and Diluted:
    Income (loss) available to common shareholders ..........................              $      511           $   (1,371)
Denominator:
    Basic - weighted average number of common shares ........................              10,701,300           10,766,300
    Adjustments:
       Warrants associated with Senior Notes ................................               1,869,962                   --
       Common stock options .................................................                  97,143                   --
                                                                                           ----------           ----------
    Diluted  ................................................................              12,668,405           10,766,300
Earnings (loss) per share
    Basic....................................................................              $      .05           $     (.13)
    Diluted..................................................................              $      .04           $     (.13)


Proforma Financial Information

     The following unaudited pro forma consolidated results of operations for the three months ended March 31, 1998 assume the Whiski Jack acquisition occurred as of January 1, 1998 (in thousands, except per share data):

                                                              Three Months
                                                             Ended March 31,
                                                                  1998
                                                           ------------------
Net revenues ........................................        $   21,536
Net loss ............................................              (168)
Net loss available to common shareholders ...........              (323)
Basic and diluted loss per common share .............             (0.03)


     The pro forma adjustments include the pre-acquisition results of Whiski Jack for the period from January 1, 1998 to March 31, 1998. The adjustments include the amortization of goodwill generated from the acquisition, interest expense on the debt assumed to be issued to finance the purchase, and the effect of the acquisition on income taxes. The pro forma amounts are based upon certain assumptions and estimates and do not reflect any benefit from economies that might have been achieved from combined operations. The pro forma results do not necessarily represent results, which would have occurred if the acquisition had taken place at the beginning of each of the periods presented, nor are they indicative of the results that will be obtained in the future.


NOTE 3.  VACATION INTERVAL RECEIVABLES AND OTHER TRADE RECEIVABLES

     Vacation Interval receivables and other trade receivables were as follows (in thousands):

                                                                                 December 31,           March 31,
                                                                                     1998                 1999
                                                                                 ------------         ------------
     Vacation Interval receivables ................................               $   53,563           $   57,759
     Service fee receivables ......................................                    1,047                3,369
     Other trade receivables ......................................                    4,787                5,627
     Less - allowances for uncollectible accounts .................                   (7,562)              (7,331)
                                                                                  ----------           ----------
            Total  ................................................               $   51,835           $   59,424
                                                                                  ==========           ==========

     Allowances for uncollectible accounts increased by $1,177 for additional estimated reserves, and decreased by $1,408 for cancellation of contracts and receivable write-offs during the first three months of 1999.

     The Company estimates that at December 31, 1998, and at March 31, 1999, approximately 57% and 53%, respectively, of all of the Vacation Interval receivables were U.S. dollar denominated, 28% and 30%, respectively, of Vacation Interval receivables were denominated in UDIs, an obligation denominated in pesos which is adjusted for Mexican inflation ("UDI"), 10% and 10%, respectively, of Vacation Interval receivables were denominated in Mexican pesos, and 5% and 7%, respectively, of Vacation Interval receivables were denominated in Canadian dollars.

NOTE 4.  NOTES PAYABLE

     Notes Payable were as follows (in thousands):

                                                                                 December 31,           March 31,
                                                                                     1998                 1999
                                                                                 ------------         ------------

     Notes Payable to a Bank ......................................               $      276           $      422
     Cabos West Notes Payable  ....................................                    5,000                4,000
     Credit Agreement Notes .......................................                    9,086                9,657
     Mortgages Payable ............................................                    2,773                2,799
                                                                                  ----------           ----------
                                                                                  $   17,135           $   16,878
                                                                                  ==========           ==========

     Credit Agreement Notes - The November 1998 FINOVA Capital Corporation ("FINOVA")credit agreement provides a receivables based credit facility of $20 million. The Company and FINOVA are also finalizing the non-revolving $13.5 million inventory based portion of the facility, and anticipate its completion by mid-May 1999. Together, the receivable and the inventory portions of the facility will provide for an aggregate borrowing limit of $32 million. Furthermore, it will limit the use of proceeds to acquisitions, development, working capital, and repayment of existing obligations, and will require that the Company maintain certain minimum financial ratios. The outstanding loan balance of the receivables based credit facility bears interest at a fluctuating base rate plus 175 points, which at March 31, 1999, was 9.5% per annum. The inventory loan will bear interest at a fluctuating base rate plus 225 points. The fluctuating base rate is the "Corporate Base" rate of Citibank, N.A., New York, which the bank publicly announces from time to time, and is a rate charged by the bank to it's most creditworthy commercial borrowers. The inventory loan will provide for borrowings in two installments that are collateralized and secured by Company-owned rights representing ownership of unsold weekly intervals. Amounts of the two advances and the monthly repayments will be based on formulas involving the number of unsold timeshare interests, the average number of timeshare interests sold per month and average sales price per interval sold. The inventory loan will mature on the earlier of April 30, 2001, or 24 months from the date of the first advance.

NOTE 5.  OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

     In July 1997, Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," was issued. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997.

     The Company has only one line of business, which develops, markets and operates luxury vacation ownership resorts. The Company has operations in three geographic areas. The following is a breakdown of revenues and assets by geographic area (in thousands):

                                                                                               United
                                                                   Mexico        Canada        States         Total
                                                                  --------      --------      --------      --------
As of and for the three months ended March 31, 1999:
Revenues from external customers ........................         $ 19,067      $  3,276      $      4      $ 22,347
Operating income (loss) .................................            4,627          (723)         (869)        3,035
Total assets ............................................          123,729        10,392         3,593       137,714
Capital expenditures ....................................              385            65           700         1,150

As of and for the three months ended March 31, 1998:
Revenues from external customers ........................         $ 18,488      $     --      $    575      $ 19,063
Operating income (loss) .................................            5,846            --          (432)        5,414
Total assets ............................................          112,841            --        13,241       126,082
Capital expenditures ....................................            1,275            --           120         1,395

     Revenues are attributed to countries based on the location of the vacation ownership resorts.


NOTE 6.  SHAREHOLDERS' INVESTMENT

Preferred Stock

     The Class A Preferred Stock (Class A Preferred) provides for preferential annual dividends at 16.5%. The dividend rate increases to 20% after August 18, 2002. Cumulative unpaid dividends accrue dividends, on a quarterly basis, at the rate of 12% per year when the preferred dividends have been declared and remain unpaid. Cumulative unpaid dividends totaled approximately $1 million at March 31, 1999. No cash dividends are required to be paid prior to an initial public offering of the Company's common stock or the sale of the Company. Upon an initial public offering or stock merger by the Company, the Company may redeem, based on a formula, all cumulative dividends in exchange for either cash or stock of the Company.

Convertible Preferred Stock

     In connection with the purchase of Whiski Jack, the Company issued 20,775 shares of redeemable convertible preferred stock (Convertible Preferred) through its wholly owned subsidiary, Raintree Resorts International Canada, Ltd. (Raintree Canada). The preferred shares accrue dividends at the rate of 10% per annum and cumulative unpaid dividends totaled $144,000 at March 31, 1999. As a condition of the Convertible Preferred, the Company is redeeming the Convertible Preferred in installments of $0.5 million quarterly beginning April 1, 1999.

NOTE 7.  CONTINGENCIES AND COMMITMENTS

General

     The Company is subject to various claims arising in the ordinary course of business, and is a party to various legal proceedings, which constitute ordinary routine litigation incidental to the Company's business. In the opinion of management, all such matters are either adequately covered by insurance or are not expected to have a material adverse effect on the Company.

Villa Vera Acquisitions

     The Company has executed a letter of intent and has made an advance payment of $0.5 million to acquire the land and facilities of the Villa Vera Hotel & Racquet Club (the "Villa Vera") in Acapulco, Mexico. The purchase price, estimated at $6.7 million, includes the cost of renovation and conversion that will enable the Company to use the facilities for its intended purpose. Closing of this acquisition is expected in late 1999.

Canadian Condominium Acquisitions

     The Company has committed to purchase 22 condominium units in Whistler, British Columbia at an aggregate purchase price of $4.2 million. Deposits of $0.4 million have been paid as of March 31, 1999, with the balance to be paid during 1999, or thereafter, based on completion of construction and transfer of ownership.

NOTE 8. SUBSEQUENT EVENT

     The Teton Club, LLC ("Teton Club"), a joint venture between the Company and JHSC Properties, Inc., is in the process of finalizing financing for the construction of the Teton Club's 37 condominium units. The financing between FINOVA and the Teton Club consists of $33.3 million for construction financing, $7.5 million for presale working capital requirements and $20 million for receivables financing. The receivable financing is a hypothecation line of credit and will be used to repay the construction and pre-sale loans and fund operating expenses. As part of the financing arrangement, the Company is directly obligated for $8.3 million of the construction loan, $1.9 million of the pre-sale working capital loan and $5 million of the receivables loan. Although certain documentation is still pending, the promissory notes and mortgage have been executed and construction commenced in early May 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This  report  contains  forward-looking  statements  within the  meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations and beliefs concerning future events that involve risks and uncertainties, including those associated with the effects of (i) international, national and regional economic conditions and conditions in the international tourism and vacation ownership markets, (ii) the Company's capacity to integrate acquisitions that it has made, and (iii) the availability of capital resources necessary for the Company to execute its business strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Discussions containing such forward-looking statements may be found in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as elsewhere herein. Actual results may differ materially from those projected in the forward-looking statements. Although the company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this report. Considering the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The following discussion should be read in conjunction with the financial statements of Raintree Resorts International, Inc. and related notes thereto, the management's discussion and analysis related thereto, all of which are included in the Form 10-K Annual Report for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission and the financial statements and notes thereto contained herein.

COMPARISONS OF THE THREE MONTHS ENDED MARCH 31, 1998 TO THE THREE MONTHS ENDED MARCH 31, 1999.

     Vacation Interval sales increased by approximately $2.9 million or 20.6%, from approximately $14.1 million for the three months ended March 31, 1998 to approximately $17.0 million for the three months ended March 31, 1999. The acquisition of Whiski Jack contributed approximately $2.6 million of this increase. In Mexico vacation interval sales increased slightly by approximately $0.3 million, or 2.1%, from approximately $14.1 million for the three months ended March 31, 1998 to approximately $14.4 million for the three months ended March 31, 1999.

     The number of intervals sold in Mexico increased from 1,073 for the three months ended March 31, 1998, to 1,107 for the three months ended March 31, 1999. The average price per interval sold in Mexico decreased $254 per interval, or 2.0%, from $13,018 for the three months ended March 31, 1998, to $12,764 for the three months ended March 31, 1999.

     Rental and service fee income increased marginally to approximately $2.5 million for the three months ended March 31, 1999. The acquisition of Whiski Jack contributed approximately $0.5 million. In Mexico, rental and service fee income decreased by approximately $0.5 million, or 25%. The decrease was due in part to the rental of units to Westin at an average rate lower than that experienced by the Company during the first three months of 1998. The lower rate resulted from a one-time fee program at lower rates that was available during the first quarter of 1998 but not available in 1999.

     Interest income on Vacation Interval receivables increased by approximately $0.5 million, or 31.2%, from approximately $1.6 million for the three months ended March 31, 1998, to approximately $2.1 million for the three months ended March 31, 1999. This increase in interest income is associated with the Mexican Vacation Interval receivables increasing by approximately $7.7 million from approximately $46.7 million at March 31, 1998, to approximately $54.4 million at March 31, 1999, or 16.5%, and additional interest income associated with the additional Vacation Interval receivables of $3.3 million acquired in the acquisition of Whiski Jack.

     Cost of Vacation Interval sales increased by approximately $1.2 million, or 38.7%, from approximately $3.1 million for the three months ended March 31, 1998, to approximately $4.3 million for the three months ended March 31, 1999. The acquisition of Whiski Jack accounted for approximately $0.9 million of this increase. In Mexico, cost of vacation interval sales increased approximately $0.3 million, or 10.0%, from approximately $3.0 million for the three months ended March 31, 1998, to approximately $3.3 million for the three months ended March 31, 1999.

     Advertising, sales and marketing expense increased approximately $2.1 million, or 39.6%, from approximately $5.3 million for the three months ended March 31, 1998, to approximately $7.4 million for the three months ended March 31, 1999. The acquisition of Whiski Jack contributed approximately $1.1 million of this increase. In Mexico, the advertising, sales and marketing expenses increased approximately $1.0 million, as a result of overall greater selling and marketing efforts during the first quarter of 1999.

     Maintenance and energy expenses increased approximately $0.3 million, or 16.7%, from approximately $1.8 million for the three months ended March 31, 1998, to approximately $2.1 million for the three months ended March 31, 1999. The acquisition of Whiski Jack increased maintenance and energy expenses by approximately $0.4 million.

     General and administrative expenses increased approximately $0.8 million, or 38.1%, from approximately $2.1 million for the three months ended March 31, 1998, to approximately $2.9 million for the three months ended March 31, 1999. The acquisition of Whiski Jack increased general and administrative expenses approximately $0.4 million. In Mexico, the general and administrative expenses increases of approximately $0.4 million related to increases in incentives to personnel and the costs related to increased financing activity.

     The first quarter 1999 amortization of goodwill relates to the acquisition of Whiski Jack. The goodwill is being amortized as the units acquired in the acquisition are sold.

     Interest expense was approximately $0.8 million more in the first three months of 1999 as compared to the first three months of 1998 due primarily to a higher level of debt outstanding, up $15.9 million between the periods and a decrease in interest capitalized.

     Foreign currency exchange gains totaled approximately $0.5 million during the first three months of 1999 compared to a loss of approximately $0.8 million during the first three months of 1998. The gain occurred due to the strengthening of the peso against the U.S. Dollar from 9.865 at December 31, 1998 to 9.516 at March 31, 1999, a change of 3.5%. The loss occurred due to the weakening of the peso against the U.S. Dollar from 8.083 at December 31, 1997 to
8.517 at March 31, 1998, a change of 5.4%. The Company maintains a portfolio of UDI receivables (receivables denominated in an alternate Mexican currency that is adjusted for inflation on a daily basis) to partially offset the peso devaluation. These inflation adjustments should offset the long-term effect of the peso devaluation but do not offset the short-term losses as have occurred during the first nine months of 1998. The amount of UDI inflation adjustments, which is included under interest income on vacation interval receivables was approximately $0.7 million during the first three months of 1998 and approximately $0.8 million during the first three months of 1999.

COMPARISONS OF MARCH 31, 1999 BALANCE SHEET AMOUNTS TO DECEMBER 31, 1998 BALANCE SHEET AMOUNTS

     Vacation Interval receivables and other trade receivables increased approximately $7.6 million, or 14.6% from approximately $51.8 million as of December 31, 1998 to approximately $59.4 million as of March 31, 1999. The increase was attributable to the annual service fee billing sent out during the first quarter and an increase in the level of sales financing.

     Accounts payable and accrued liabilities increased approximately $5.9 million, or 50.0%, from approximately $11.8 million as of December 31, 1998 to approximately $17.7 million as of March 31, 1999. The acquisition of Whiski Jack resulted in an increase of approximately $1.1 million. Furthermore, at December 31, 1998, only one month of Senior Note interest was accrued versus four months at March 31, 1999, an increase of $4.3 million.

     Unearned service fees increased approximately $3.5 million, or 175.0%, from approximately $2.0 million as of December 31, 1998 to approximately $5.5 million as of March 31, 1999. This balance was higher at the end of March 1999 as compared to December 1998 because a majority of the related fees are typically invoiced at the beginning of the year and then earned during the remainder of that year.

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

     At March 31, 1999, the Company has $116.9 million of debt outstanding, a decrease of $0.3 million as compared to year end 1999. Debt outstanding consisted primarily of $100 million of Senior Notes, $9.7 million under the FINOVA credit facility, $4.0 million Cabos West note payable, and $2.8 million mortgage notes payable to a bank. In addition to such debt, the Company has $2.1 million of redeemable convertible preferred stock which the Company will begin redeeming in installments of $0.5 million April 1, 1999, and quarterly thereafter.

     The Company's borrowing capacity under the FINOVA credit facility will be expanded with the finalization of the inventory based non-revolving line of credit. The Company anticipates finalizing this $13.5 million inventory-financing portion of the FINOVA credit agreement by mid-May 1999. This, along with the existing $20 million accounts receivable based credit facility, will complete the FINOVA credit agreement.

     At March 31, 1999, the Company had an inventory of 5,377 weekly intervals in Mexico and 504 weekly intervals in Canada. Accordingly, the Company believes its existing inventory will provide it with approximately one year of product available for sale under existing or planned marketing programs. The Company plans to increase its Vacation Interval inventory through development of additional properties and making acquisitions in the short term, by purchasing the Villa Vera, acquiring condominiums in Whistler, British Columbia, developing the Teton Club joint venture, developing its land in Los Cabos, developing its land in Cozumel, and making acquisitions in Mexico, the United States and Canada.

     To finance its growth, in addition to accessing the lines of credit with FINOVA, the Company may from time to time consider issuing debt, equity or other securities, entering into traditional construction financing or credit agreements, entering into joint venture or development agreements with respect to its undeveloped property, or factoring additional Vacation Interval receivables. The Company is highly leveraged and, under the Indenture, there are limitations on the Company's ability to borrow funds and make certain equity investments. Additionally, the FINOVA credit agreement requires the Company to maintain certain financial covenants, including minimum equity levels. Accordingly, there can be no assurance that the Company will be able to use debt to finance any expansion plans beyond its plans to finance its current commitments.

     At March 31, 1999, the Company is, and will continue to be, highly leveraged, with substantial debt service requirements. The Company has incurred losses since its inception and expects to incur a net loss for fiscal 1999. To achieve profitable operations the Company is dependent upon a number of factors, including its ability to increase its Vacation Interval inventory on an economical basis through development projects or acquisition of existing resort properties. The Company expects that its credit capacity, including the planned inventory financing portion, and its ability to obtain capital financing, as well as the Company's anticipated results of operations, will be sufficient to fund its capital requirements through the year 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     By written consent the Shareholders of Raintree Resorts International, Inc.
(i) elected two directors, Walker G. Harman and Robert M. Werle, to hold office until the next annual meeting of Shareholders and until their respective successors are duly elected and qualified and (ii) ratified the selection of Arthur Andersen, LLP as the Company's independent accountants for the fiscal year ending December 31, 1999. No votes were cast against the two matters and more than 90% of the total outstanding shares were voted in favor.


ITEM 5. OTHER INFORMATION

     None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following is a list of exhibits filed as part of this quarterly report.

     Exhibit No.            Description
     -----------            -----------------------

     27.1            --     Financial Data Schedule


     (b) Reports on Form 8-K.

     None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the Registrants, Raintree Resorts International, Inc. and CR Resorts Capital S. de R.L. de C.V., have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                                       RAINTREE RESORTS INTERNATIONAL, INC.
                                       CR RESORTS CAPITAL S.  DE  R.L. DE  C.V.




Date:  May 10, 1999              By: /s/ George E. Aldrich
                                    --------------------------------------------
                                                 George E. Aldrich
                                  Senior Vice President - Finance and Accounting
                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX


     Exhibit No.            Description
     -----------            -----------------------

     27.1            --     Financial Data Schedule