Form 10-Q
period 1999-06-30
RAINTREE RESORTS INTERNATIONAL INC; CR RESORTS CAPITAL S DE R L DE C V
filed 1999-08-13
CIK 1058737, 1058736

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

                  For the quarterly period ended June 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                              --------------------

                        Commission File Number: 000-24331

                      Raintree Resorts International, Inc.
                     CR Resorts Capital, S. de R.L. de C.V. *
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     As of June 30, 1999, the Registrant had 10,766,300 shares of Common Stock outstanding and Warrants to purchase 1,869,962 shares of Common Stock at $0.01 per share.


     *CR Resorts Capital, S. de R.L. de C.V., a subsidiary of Raintree Resorts International, Inc., is a co-registrant, formed under the laws of the United Mexican States (Mexican tax identification number CRC 970811E5A).

                              --------------------


              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



                                                                                                                   Page

PART I. FINANCIAL INFORMATION

     ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS:
         Consolidated Balance Sheets as of
              December 31, 1998 and June 30, 1999 (Unaudited) ................................................      3
         Consolidated Statements of Operations and Comprehensive Loss
              for the Three and Six Months ended June 30, 1998 and 1999 (Unaudited) ..........................      4
         Consolidated Statements of Cash Flows
              for the Six Months ended June 30, 1998 and 1999 (Unaudited).....................................      5
         Notes to Consolidated Financial Statements (Unaudited) ..............................................      6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................................................     11

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................     15

PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS................................................................................     16
     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS........................................................     16
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES..................................................................     16
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................     16
     ITEM 5. OTHER INFORMATION ...............................................................................     16
     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................................................     16

SIGNATURES....................................................................................................     17












                                                    PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                        RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS
                                           (in thousands except share and per share data)



                                                                                                                (Unaudited)
                                                                                           December 31,           June 30,
                                                                                               1998                 1999
                                                                                          --------------       --------------

Assets
    Cash and cash equivalents ...............................................                $  2,960             $  2,857
    Vacation Interval receivables and other trade receivables, net...........                  51,835               58,989
    Inventories .............................................................                     775                1,023
    Refundable Mexican taxes ................................................                   3,488                4,324
    Office furniture and equipment ..........................................                   3,046                3,297
    Land held for vacation ownership development ............................                  22,170               22,654
    Equity investments.......................................................                   2,949                3,890
    Cost of unsold vacation ownership intervals and related club memberships.                  27,606               23,011
    Retained interest in hotel cash flows ...................................                   4,000                4,000
    Deferred loan costs, net ................................................                   7,413                7,177
    Goodwill, net  ..........................................................                   1,240                   --
    Prepaid and other assets  ...............................................                   2,185                2,779
                                                                                             --------             --------
Total assets ................................................................                $129,667             $134,001
                                                                                             ========             ========

Liabilities and Shareholders' Investment
Liabilities
    Accounts payable and accrued liabilities  ...............................                $ 11,850             $ 13,934
    Notes payable  ..........................................................                  17,135               22,924
    Senior Notes, due 2004, net of unamortized original issue
       discount of $7,907 and $7,240, respectively ..........................                  92,093               92,760
    Taxes payable  ..........................................................                   1,618                1,679
    Unearned services fees ..................................................                   2,028                3,679
                                                                                             --------             --------
Total liabilities  ..........................................................                 124,724              134,976

Commitments and Contingencies

Shareholders' Investment
    Preferred stock; par value $.001; 5,000,000 shares authorized, shares issued and outstanding 37,500 at December 31, 1998
       and June 30, 1999.....................................................                      --                   --
    Convertible preferred stock; $100 per share liquidation value;
       20,775 and 15,775 shares issued and outstanding at December 31, 1998
       and June 30, 1999, respectively.......................................                   2,078                1,578
    Common stock; par value $.001; 45,000,000 shares authorized, shares
       Issued and outstanding 10,766,300 at December 31, 1998 and
       June 30, 1999 ........................................................                      11                   11
    Additional paid-in capital ..............................................                   7,371                7,371
    Warrants to purchase 1,869,962 shares of common stock....................                   9,331                9,331
    Accumulated deficit .....................................................                 (13,737)             (19,340)
    Cumulative translation adjustment .......................................                    (111)                  74
                                                                                             --------             --------
Total shareholders' investment (deficit).....................................                   4,943                 (975)
                                                                                             --------             --------
Total liabilities and shareholders' investment ..............................                $129,667             $134,001
                                                                                             ========             ========




                             The accompanying notes are an integral part of these financial statements.


                                        RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                                (in thousands except per share data)
                                                             (Unaudited)



                                                                   Six Months Ended                 Three Months Ended
                                                                       June 30,                          June 30,
                                                            ------------------------------    ------------------------------
                                                                1998              1999            1998              1999
                                                            ------------      ------------    ------------      ------------
Statement of Operations
Revenues
   Vacation Interval sales ........................           $ 26,512          $ 32,300        $ 12,389          $ 15,258
   Rental and service fee income ..................              4,440             5,022           1,947             2,527
   Interest income on Vacation Interval receivables              2,869             3,715           1,305             1,638
   Other income ...................................              1,424             1,382             541               649
                                                              --------          --------        --------          --------
     Total revenues ...............................             35,245            42,419          16,182            20,072

Costs and Operating Expenses
   Cost of Vacation Interval sales.................              5,851             8,609           2,704             4,272
   Provision for doubtful accounts ................              2,085             2,518             861             1,341
   Advertising, sales and marketing ...............             10,572            14,743           5,289             7,300
   Maintenance and energy .........................              3,953             4,931           2,164             2,824
   General and administrative .....................              4,854             5,651           2,728             2,723
   Depreciation ...................................                219               467             139               243
   Amortization of goodwill .......................                 --             1,264              --               168
                                                              --------          --------        --------          --------
     Total costs and operating expenses ...........             27,534            38,183          13,885            18,871
                                                              --------          --------        --------          --------
Operating income ..................................              7,711             4,236           2,297             1,201
   Interest expense, net ..........................              7,239             8,723           3,617             4,347
   Equity in losses on equity investments .........                 12               192              12                96
   Foreign currency exchange losses, net...........              1,927               198           1,098               727
                                                              --------          --------        --------          --------
Net loss before taxes .............................             (1,467)           (4,877)         (2,430)           (3,969)
   Foreign income and asset taxes..................                600               726             303               470
                                                              --------          --------        --------          --------
Net loss before preferred dividends ...............             (2,067)           (5,603)         (2,733)           (4,439)
   Preferred stock dividends ......................                309               401             154               194
                                                              --------          --------        --------          --------
Net loss available to common shareholders .........           $ (2,376)         $ (6,004)       $ (2,887)         $ (4,633)
                                                              ========          ========        ========          ========

Net loss per share
    (Basic and Diluted)............................           $   (.22)         $   (.56)       $   (.27)         $   (.43)
Weighted average number of common shares
    (Basic and Diluted)............................             10,729            10,766          10,756            10,766


Comprehensive Loss
Net loss before preferred stock dividends .........           $ (2,067)         $ (5,603)       $ (2,733)         $ (4,439)
Other comprehensive income:
   Foreign currency translation adjustment ........                 --               185              --               120
                                                              --------          --------        --------          --------
Comprehensive loss ................................           $ (2,067)         $ (5,418)       $ (2,733)         $ (4,319)
                                                              ========          ========        ========          ========





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



                                        RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)
                                                             (Unaudited)

                                                                                                   Six Months Ended
                                                                                                        June 30,
                                                                                          -----------------------------------
                                                                                               1998                1999
                                                                                          --------------       --------------
Operating activities
   Net loss ....................................................................             $ (2,067)            $ (5,603)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization .............................................                1,866                3,056
     Provision for doubtful accounts ...........................................                2,085                2,518
     Equity in losses on equity investments ....................................                   12                  192
   Changes in other operating assets and liabilities:
     Vacation Interval receivables and other trade receivables .................               (9,187)              (9,461)
     Inventories ...............................................................                   --                 (213)
     Cost of unsold vacation ownership intervals and related club memberships ..                4,458                4,603
     Prepaid and other assets ..................................................               (2,598)                (989)
     Accounts payable and accrued liabilities ..................................                2,179                1,970
     Taxes payable/refundable ..................................................                1,217                 (805)
     Unearned services fees ....................................................                  629                1,650
                                                                                             --------             --------
Net cash used in operating activities...........................................               (1,352)              (3,082)

Investing activities
   Purchase of land and other assets held for vacation ownership development ...                 (959)              (1,617)
   Additions to office furniture and equipment .................................               (1,667)                (637)
                                                                                             --------             --------
Net cash used in investing activities ..........................................               (2,626)              (2,254)

Financing activities
   Additional bank and other loans .............................................                2,000               12,884
   Repayment of bank loans......................................................                   --               (7,247)
   Redemption of convertible preferred stock ...................................                   --                 (500)
   Capital contributions .......................................................                  360                   --
                                                                                             --------             --------
Net cash provided by financing activities ......................................                2,360                5,137

Decrease in cash and cash equivalents ..........................................               (1,618)                (199)
Effect of exchange rate changes on cash ........................................                   --                   96
Cash and cash equivalents, at beginning of the period ..........................                8,995                2,960
                                                                                             --------             --------
Cash and cash equivalents, at end of the period ................................             $  7,377             $  2,857
                                                                                             ========             ========

Supplemental disclosures of cash flow information
   Cash paid during the period for interest ....................................             $  6,402             $  7,674
   Cash paid during the period for income and asset taxes ......................                  772                1,042



                             The accompanying notes are an integral part of these financial statements.

              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  June 30, 1999


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

Organizational Structure

     On August 18, 1997, Raintree Resorts International, Inc. (formerly Club Regina Resorts, Inc.) purchased all of the stock of Desarrollos Turisticos
Regina S. de R.L. de C.V. and its subsidiaries (the "Predecessor Business") representing net vacation ownership assets of approximately $86.8 million. Concurrent with the purchase, the real property of the Predecessor Business, the Regina Resorts and Westin Hotels, was segregated such that each would be able to be owned by separate companies. The Westin Hotels were then sold by the Company to an affiliate of Starwood Lodging Trust and Starwood Lodging Corporation (collectively "Starwood"). These transactions are referred to as the "Purchase Transactions." As a result of these Purchase Transactions, the Company owns and operates three luxury Mexican vacation ownership resorts in Cancun, Puerto Vallarta and Cabo San Lucas, Mexico. The Company's principal operations consist of (1) acquiring and developing vacation ownership resorts, (2) marketing and selling vacation ownership intervals ("Vacation Intervals"), (3) providing consumer financing for the purchase of vacation ownership intervals at its resorts, and (4) managing the operations of its resorts. Prior to August 18, 1997 the Company did not have significant operations or revenues.

     On July 24, 1998, the Company acquired the assets and assumed certain liabilities of Whiski Jack Resorts Ltd. ("Whiski Jack") for approximately $6.6 million. The acquisition was accounted for as a purchase and, accordingly, the results of operations are included in the financial statements only for the periods subsequent to the date of acquisition. The purchase price has been allocated to the assets and liabilities assumed based upon the fair values at the date of acquisition. The excess purchase price over the fair values of the net assets acquired has been recorded as goodwill, totaling approximately $4.2 million, to be amortized pro rata as the individual weeks acquired in the acquisition are sold. Amortization expense was $1.3 million for the six months ended June 30, 1999, and $0.2 million for the three months ended June 30, 1999.

     In connection with the Purchase Transactions, the Company borrowed approximately $83 million and replaced such borrowing with its Senior Notes. The Company is, and will continue to be, highly leveraged, with substantial debt service requirements. The Company has incurred losses since its inception and expects to incur a net loss for fiscal 1999. To achieve profitable operations the Company is dependent upon a number of factors, including its ability to increase its Vacation Interval inventory on an economical basis through development projects or through the acquisition of existing resort properties. The Company expects, although no assurance can be made, that its credit capacity, and its ability to obtain capital financing, as well as the Company's anticipated results of operations, will be sufficient to fund its capital requirements during the next twelve months.

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

     The condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading. The financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the three and six-month periods ended June 30, 1998 and 1999.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Certain items in the December 31, 1998 financial statements have been reclassified to conform with the June 30, 1999 presentation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Foreign Currency Fluctuations

     The Company maintains its Mexican accounting records and prepares its financial statements for its Mexican subsidiaries in Mexican pesos. The Mexican pesos are translated to U.S. dollars for financial reporting purposes using the U.S. dollar as the functional currency and exchange gains and losses as well as translation gains and losses are reported in income and expense. The net gains and losses are primarily related to the increases or declines in the value of the peso to the U.S. dollar during such periods. The resulting net exchange and translation losses for the six months ended June 30, 1998 and 1999 were $1.9 million and $0.2 million, respectively.

        Exchange rates                                                                 Pesos         US Dollar
        --------------                                                               ---------       ---------
        December 31, 1997......................................................        8.083    =      $1.00
        March 31, 1998.........................................................        8.517    =      $1.00
        June 30, 1998 .........................................................        9.041    =      $1.00
        September 30, 1998 ....................................................       10.112    =      $1.00
        December 31, 1998......................................................        9.865    =      $1.00
        March 31, 1999.........................................................        9.516    =      $1.00
        June 30, 1999..........................................................        9.488    =      $1.00


     The future valuation of the Mexican peso related to the U.S. dollar cannot be determined, estimated or projected.

Cash and Cash Equivalents

     The Company considers demand accounts and short-term investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include $1.4 million in restricted funds at June 30, 1999.

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

     Land held for vacation ownership development includes the cost of land, and additionally, development costs and capitalized interest. Interest related to these developmental properties of $0.5 million and $1.0 million was capitalized for the three and six months ended June 30, 1998, and $0.2 million and $0.3 million for the three and six months ended June 30, 1999.

Earnings (Loss) Per Share

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share also includes the assumed conversion of all securities, such as options, warrants, convertible debt and convertible preferred stock, if dilutive. Since the Company has a net loss for the three and six months ended June 30, 1998 and June 30, 1999, no conversion is assumed during these periods as conversion of the Company's warrants and stock options would be anti-dilutive. Additionally, the preferred stock and convertible preferred stock are convertible only upon the consummation of an initial public offering and are, therefore, not included in weighted average number of common shares.

Proforma Financial Information

     The following unaudited pro forma consolidated results of operations for the six months and three months ended June 30, 1998 assume the Whiski Jack acquisition occurred as of January 1, 1998 (in thousands, except per share data):

                                                                        Six Months             Three Months
                                                                      Ended June 30,          Ended June 30,
                                                                           1998                    1998
                                                                    ------------------      ------------------
    Net revenues ........................................              $  40,317                $  18,781
    Net loss ............................................                 (3,739)                  (2,239)
    Net loss available to common shareholders ...........                 (4,049)                  (2,703)
    Basic and diluted loss per common share .............                   (.38)                    (.25)

     The pro forma adjustments include the pre-acquisition results of Whiski Jack for the period from January 1, 1998 to June 30, 1998. The adjustments include the amortization of goodwill generated from the acquisition, interest expense on the debt assumed to be issued to finance the purchase, and the effect of the acquisition on income taxes. The pro forma amounts are based upon certain assumptions and estimates and do not reflect any benefit from economies that might have been achieved from combined operations. The pro forma results do not necessarily represent results, which would have occurred if the acquisition had taken place at the beginning of the period presented, nor are they indicative of the results that will be obtained in the future.

NOTE 3. VACATION INTERVAL RECEIVABLES AND OTHER TRADE RECEIVABLES

     Vacation Interval receivables and other trade receivables were as follows (in thousands):

                                                                                 December 31,           June 30,
                                                                                     1998                 1999
                                                                                --------------       --------------
     Vacation Interval receivables .......................................         $ 53,563             $ 58,917
     Service fee receivables .............................................            1,047                1,484
     Other trade receivables .............................................            4,787                6,604
     Less - allowances for uncollectible accounts ........................           (7,562)              (8,016)
                                                                                   --------             --------
            Total  .......................................................         $ 51,835             $ 58,989
                                                                                   ========             ========

     Allowances for uncollectible accounts increased by $2.5 million for additional estimated reserves, and decreased by $2.0 million for cancellation of contracts and receivable write-offs during the first six months of 1999.

     The Company estimates that at December 31, 1998 and at June 30, 1999, approximately 57% and 53%, respectively, of all of the Vacation Interval receivables were U.S. dollar denominated, 28% and 30%, respectively, of Vacation Interval receivables were denominated in UDIs, an obligation denominated in pesos which is adjusted for Mexican inflation ("UDI"), 10% during both periods of Vacation Interval receivables were denominated in Mexican pesos, and 5% and 7%, respectively, of Vacation Interval receivables were denominated in Canadian dollars.

NOTE 4. NOTES PAYABLE

Notes Payable were as follows (in thousands):

                                                                                 December 31,           June 30,
                                                                                     1998                 1999
                                                                                --------------       --------------
     Notes Payable to a Bank .............................................         $    276             $    741
     Cabos West Notes Payable  ...........................................            5,000                2,500
     Credit Agreement Notes ..............................................            9,086               16,473
     Mortgages Payable ...................................................            2,773                3,210
                                                                                   --------             --------
                                                                                   $ 17,135             $ 22,924
                                                                                   ========             ========

     Credit Agreement Notes - The November 1998 FINOVA Capital Corporation ("FINOVA") credit agreement provides a receivables based credit facility of $20 million. In May 1999, the Company and FINOVA finalized the non-revolving $13.5 million inventory based portion of the facility. Together, the receivable and the inventory portions of the facility provide for an aggregate borrowing limit of $32 million and limits the use of proceeds to acquisitions, development, working capital, and repayment of existing obligations, and requires that the Company maintain certain minimum financial ratios. The outstanding loan balance of the receivables based credit facility bears interest at a fluctuating base rate plus 175 points, which at June 30, 1999, was 9.5% per annum. The inventory loan bears interest at a fluctuating base rate plus 225 points which at June 30, 1999, was 10% per annum. The fluctuating base rate is the "Corporate Base" rate of Citibank, N.A., New York, which the bank publicly announces from time to time, and is a rate charged by the bank to it's most creditworthy commercial borrowers. The inventory loan provides for borrowings in two installments that are collateralized and secured by Company-owned rights representing ownership of unsold weekly intervals. Amounts of the two advances and the monthly repayments are based on formulas involving the number of unsold timeshare interests, the average number of timeshare interests sold per month and average sales price per interval sold. The inventory loan will mature on the earlier of April 30, 2001, or 24 months from the date of the first advance.

NOTE 5. OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

     The Company has only one line of business, which develops, markets and operates luxury vacation ownership resorts. The Company has operations in three geographic areas. The following is a breakdown of revenues and assets by geographic area (in thousands):


                                                  Three Months                              Three Months
                                              Ended June 30, 1998                       Ended June 30, 1999
                                       --------------------------------     -------------------------------------------
                                         Mexico      U.S.      Total          Mexico     Canada      U.S.      Total
                                       ---------- ---------- ----------     ---------- ---------- ---------- ----------
  Revenues from external customers ....  $ 15,636        546   $ 16,182       $ 15,664   $  4,404   $      4   $ 20,072
  Operating income (loss) .............     2,511       (214)     2,297          1,291        865       (955)     1,201
  Capital expenditures ................     1,150         81      1,231            578         91        435      1,104


                                                   Six Months                                Six Months
                                              Ended June 30, 1998                       Ended June 30, 1999
                                       --------------------------------     -------------------------------------------
                                         Mexico      U.S.      Total          Mexico     Canada      U.S.      Total
                                       ---------- ---------- ----------     ---------- ---------- ---------- ----------
  Revenues from external customers.....  $ 34,124   $  1,121   $ 35,245       $ 34,731   $  7,680   $      8   $ 42,419
  Operating income (loss) .............     8,357       (646)     7,711          5,918        142     (1,824)     4,236
  Capital expenditures ................     2,425        201      2,626            963        156      1,135      2,254
  Total assets (at end of period) .....   114,137     10,226    124,363        119,943     10,671      3,387    134,001


Revenues are attributed to countries based on the location of the vacation ownership resorts.

NOTE 6. SHAREHOLDERS' INVESTMENT

Preferred Stock

     The Class A Preferred Stock provides for preferential annual dividends at 16.5%. Cumulative unpaid dividends totaled approximately $1.2 million at June 30, 1999. As of July 1, 1999 all Class A Preferred Stock was exchanged for a new class of Senior Preferred Stock which provides for annual dividends at 9%. No cash dividends are required to be paid on the new class of preferred prior to the earlier of (i) December 1, 2004 or (ii) an initial public offering of the Company's common stock or the sale of the Company. Upon an initial public offering or stock merger by the Company, the Company may redeem, based on a formula, all cumulative dividends in exchange for either cash or stock of the Company. The number of shares of the new Senior Preferred Stock to be issued is 50,000 (or $5,000,000). As part of the exchange, the holders also received 500,000 five-year warrants to purchase the Company's common stock at $5.00 per share.

Convertible Preferred Stock

     In connection with the purchase of Whiski Jack, the Company issued 20,775 shares of redeemable convertible preferred stock (Convertible Preferred) through its wholly owned subsidiary, Raintree Resorts International Canada, Ltd. (Raintree Canada). As of June 30, 1999, 15,775 shares were outstanding. The shares accrue dividends at the rate of 10% per annum and cumulative unpaid dividends totaled $0.2 million at June 30, 1999. As a condition of the Convertible Preferred, the Company redeemed 5,000 shares ($0.5 million) on April 1, 1999. The Company will redeem $0.5 million on July 31, 1999, October 31, 1999 and January 31, 2000 and will redeem the balance on April 30, 2000.

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

Canadian Condominium Acquisitions

     The Company has committed to purchase 21 condominium units in Whistler, British Columbia at an aggregate purchase price of $4.0 million. Deposits of $0.6 million have been paid as of June 30, 1999, with the balance to be paid during 1999, or thereafter, based on completion of construction and transfer of ownership.

NOTE 8. SUBSEQUENT EVENT

     The Teton Club, LLC ("Teton Club"), a joint venture between the Company and JHSC Properties, Inc., finalized during July, 1999 the financing for the construction of the Teton Club's 37 condominium units. The financing between FINOVA and the Teton Club consists of $33.3 million for construction financing, $7.5 million for pre-sale working capital requirements and $20 million for receivables financing. The receivable financing is a hypothecation line-of-credit and will be used to repay the construction and pre-sale loans and fund operating expenses. As part of the financing arrangement, the Company is directly obligated for $8.3 million of the construction loan, $1.9 million of the pre-sale working capital loan and $5 million of the receivables loan.

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

COMPARISONS OF THE SIX MONTHS ENDED JUNE 30, 1998 TO THE SIX MONTHS ENDED JUNE 30, 1999.

     Vacation Interval sales increased by approximately $5.8 million, or 21.8%, from approximately $26.5 million for the six months ended June 30, 1998 to approximately $32.3 million for the six months ended June 30, 1999. The acquisition of Whiski Jack contributed approximately $6.2 million of this increase. In Mexico vacation interval sales decreased slightly by approximately $0.4 million, or 1.5%, from approximately $26.5 million for the six months ended June 30, 1998 to approximately $26.1 million for the six months ended June 30, 1999.

     The number of intervals sold in Mexico increased from 2,162 for the six months ended June 30, 1998, to 2,318 for the six months ended June 30, 1999. The average price per interval sold in Mexico decreased $254 per interval, or 2.2%, from $11,574 for the six months ended June 30, 1998, to $11,320 for the six months ended June 30, 1999. The decreases in the average price per interval sold is a result of a decrease in the number of higher priced prime and holiday season intervals owned by the Company for sale. In Mexico, substantially all prime season intervals have been sold, and only 36% of the one-bedroom and 12% of the two-bedroom holiday interval inventory remains unsold.

     Rental and service fee income increased approximately $0.6 million, or 13.1%, from approximately $4.4 million for the six months ended June 30, 1998 to approximately $5.0 million for the six months ended June 30, 1999. The acquisition of Whiski Jack provided additional rental and service fee income of approximately $1.1 million. In Mexico, rental and service fee income decreased by approximately $0.5 million, or 11.5%. The decrease was due to the rental of units to Westin at an average rate lower than that experienced by the Company during the first six months of 1998. This lower rate resulted from a one-time fee program available during the first quarter of 1998, but not available in 1999. Also, a higher rate of occupancy by members during the first six months of 1999 compared to the comparable prior year period resulted in fewer rooms available for rent.

     Interest income on Vacation Interval receivables increased by approximately $0.8 million, or 29.5%, from approximately $2.9 million for the six months ended June 30, 1998, to approximately $3.7 million for the six months ended June 30, 1999. This increase in interest income is due to the corresponding increase in the Mexican Vacation Interval receivables of approximately $4.5 million from approximately $43.2 million at June 30, 1998, to approximately $47.7 million at June 30, 1999, and additional interest income of $0.2 million associated with the additional Vacation Interval receivables acquired in the acquisition of Whiski Jack.

     Cost of Vacation Interval sales increased by approximately $2.7 million, or 47.1%, from approximately $5.9 million for the six months ended June 30, 1998, to approximately $8.6 million for the six months ended June 30, 1999. The acquisition of Whiski Jack accounted for approximately $2.1 million of this increase. In Mexico, cost of vacation interval sales increased approximately $0.6 million, or 10.6%, from approximately $5.9 million for the six months ended June 30, 1998, to approximately $6.5 million for the six months ended June 30, 1999.

     Provision for doubtful accounts increased by approximately 0.4 million, or 20.8%, from approximately $2.1 million for the six months ended June 30, 1998, to approximately $2.5 million for the six months ended June 30, 1999. The Company provides a provision for doubtful accounts to achieve a balance sheet reserve of around 12% of Vacation Interval receivables. The Company believes that this reserve provides adequate coverage of default risk under current market conditions.

     Advertising, sales and marketing expense increased approximately $4.1 million, or 39.5%, from approximately $10.6 million for the six months ended June 30, 1998, to approximately $14.7 million for the six months ended June 30, 1999. The acquisition of Whiski Jack contributed approximately $2.3 million of this increase. In Mexico, the advertising, sales and marketing expenses increased approximately $1.6 million, as a result of overall greater selling and marketing efforts during the first six months of 1999. The increased sales and marketing efforts are primarily due to the relative low level in availability of higher, and therefore higher priced, prime and holiday season interval inventory as compared to the level of unsold inventory represented by lower demand time periods.

     Maintenance and energy expenses increased approximately $1.0 million, or 24.7%, from approximately $4.0 million for the six months ended June 30, 1998, to approximately $5.0 million for the six months ended June 30, 1999. The acquisition of Whiski Jack increased maintenance and energy expenses by approximately $0.8 million.

     General and administrative expenses increased approximately $0.8 million, or 16.4%, from approximately $4.9 million for the six months ended June 30, 1998, to approximately $5.7 million for the six months ended June 30, 1999. The acquisition of Whiski Jack increased general and administrative expenses approximately $0.9 million.

     The first six months of 1999 amortization of goodwill relates to the goodwill resulting from the acquisition of Whiski Jack, which is being amortized in proportion to sales of units acquired in the acquisition.

     Interest expense was approximately $1.5 million more in the first six months of 1999 as compared to the first six months of 1998 due primarily to a higher level of debt outstanding between the periods, which increased from $103.0 million at June 30, 1998 to $122.9 million at June 30, 1999, and also due to a decrease in interest capitalized.

     Foreign currency exchange losses totaled approximately $0.2 million during the first six months of 1999 compared to a loss of approximately $1.9 million during the first six months of 1998. The decrease in loss between periods occurred due to a stronger peso against the U.S. dollar during the first six months of 1999. The Company maintains a portfolio of UDI receivables (receivables denominated in an alternate Mexican currency that is adjusted for inflation on a daily basis) to partially offset peso devaluation. The UDI inflation adjustments are expected to offset the long-term effect of peso devaluation on UDI receivables but may not offset losses in the near term. The amount of UDI inflation adjustments, which is included under interest income on vacation interval receivables, was approximately $1.0 million during the first six months of 1998 and approximately $1.1 million during the first six months of 1999.

COMPARISONS OF THE THREE MONTHS ENDED JUNE 30, 1998 TO THE THREE MONTHS ENDED JUNE 30, 1999.

     Vacation Interval sales increased by approximately $2.9 million or 23.2%, from approximately $12.4 million for the three months ended June 30, 1998 to approximately $15.3 million for the three months ended June 30, 1999. The acquisition of Whiski Jack added approximately $3.6 million of Vacation Interval sales. In Mexico vacation interval sales decreased by approximately $0.7 million, or 5.9%, from approximately $12.4 million for the three months ended June 30, 1998 to approximately $11.7 million for the three months ended June 30, 1999.

     The number of intervals sold in Mexico increased from 947 for the three months ended June 30, 1998, to 1,067 for the three months ended June 30, 1999. The average price per interval sold in Mexico decreased $380 per interval, or 3.2%, from $11,729 for the three months ended June 30, 1998, to $11,349 for the three months ended June 30, 1999. See the discussion of the decrease in the average price per interval above under the comparison for the six months.

     Rental and service fee income increased approximately $0.6 million, or 29.8%, from approximately $1.9 million for the three months ended June 30, 1998 to approximately $2.5 million for the three months ended June 30, 1999. This increase was due to the acquisition of Whiski Jack.

     Interest income on Vacation Interval receivables increased by approximately $0.3 million, or 25.5%, from approximately $1.3 million for the three months ended June 30, 1998, to approximately $1.6 million for the three months ended June 30, 1999. This increase in interest income is associated with the Mexican Vacation Interval receivables increasing by approximately $4.5 million from approximately $43.2 million at June 30, 1998, to approximately $47.7 million at June 30, 1999, and additional interest income of $0.1 million associated with the additional Vacation Interval receivables acquired in the acquisition of Whiski Jack.

     Cost of Vacation Interval sales increased by approximately $1.6 million, or 58.0%, from approximately $2.7 million for the three months ended June 30, 1998, to approximately $4.3 million for the three months ended June 30, 1999. This increase results primarily from the acquisition of Whiski Jack.

     Provision for doubtful accounts increased by approximately $0.5 million, or 55.7%, from approximately $0.8 million for the three months ended June 30, 1998 to approximately $1.3 million for the three months ended June 30, 1999. The Company provides a provision for doubtful accounts to achieve a balance sheet reserve of around 12% of Vacation Interval receivables. This reserve level provides adequate coverage of default risk given current market conditions.

     Advertising, sales and marketing expense increased approximately $2.0 million, or 38.0%, from approximately $5.3 million for the three months ended June 30, 1998, to approximately $7.3 million for the three months ended June 30, 1999. The acquisition of Whiski Jack contributed approximately $1.2 million of this increase. In Mexico, the advertising, sales and marketing expenses increased approximately $0.6 million, as a result of overall greater selling and marketing efforts during the second quarter of 1999. The increased sales and marketing efforts are primarily due to the reduction in availability of higher demand prime and holiday season interval inventory.

     Maintenance and energy expenses increased approximately $0.7 million, or 30.5%, from approximately $2.2 million for the three months ended June 30, 1998, to approximately $2.8 million for the three months ended June 30, 1999. The acquisition of Whiski Jack increased maintenance and energy expenses by approximately $0.4 million.

     General and administrative expenses were unchanged from prior year second quarter. The additional general and administrative expenses from the acquisition of Whiski Jack of approximately $0.5 million were offset by decreases in third-party professional services.

     The second quarter 1999 amortization of goodwill relates to the goodwill resulting from the acquisition of Whiski Jack. Goodwill is being amortized in proportion to sales of units acquired in the acquisition.

     Interest expense was approximately $0.7 million more during the three months ended June 30, 1999 as compared to the similar three months of 1998 due primarily to a higher level of debt outstanding, up $19.9 million between the periods, and due to a marginal decrease in interest capitalized.

     Foreign currency exchange loss totaled approximately $0.7 million for the three months ended June 30, 1999, compared to a loss of approximately $1.1 million during the three months ended June 30, 1998. The decrease in loss between periods occurred due to a stronger peso against the U.S. dollar during the second quarter of 1999. The amount of UDI inflation adjustments, which is included in interest income on vacation interval receivables, was approximately $0.3 million during the three months ended June 30, 1998 and 1999.

COMPARISONS OF JUNE 30, 1999 BALANCE SHEET AMOUNTS TO DECEMBER 31, 1998 BALANCE SHEET AMOUNTS

     Vacation Interval receivables and other trade receivables increased approximately $7.2 million from approximately $51.8 million as of December 31, 1998 to approximately $59.0 million as of June 30, 1999. The increase was attributable to an increase in the level of sales financing with approximately 500 new loans, UDI inflation adjustments of $1.1 million and the annual service fee billing issued during the first quarter.

     Equity investments increased $1.0 million from approximately $2.9 million as of December 31, 1998 to approximately $3.9 million as of June 30, 1999. The increase was primarily attributable to the Company's investment in the Teton Club. The Company and its joint venture partner contributed cash for operations prior to the Teton Club's closing on its construction and working capital financing.

     Cost of unsold vacation ownership intervals and related club memberships (unit inventory) decreased approximately $4.6 million from approximately $23.0 million as of December 31, 1998 to approximately $27.6 million as of June 30, 1999. The sale of units reduced unit inventory by approximately $8.6 million, which was offset by purchases in Canada of approximately $2.4 million and the remainder primarily for reinstatement of inventory previously sold in Mexico.

     Accounts payable and accrued liabilities increased approximately $2.0 million from approximately $11.9 million as of December 31, 1998 to approximately $13.9 million as of June 30, 1999. The variance is caused by an increase in the refurbishment reserve of $0.8 million and an increase in amounts owed to an affiliate.

     Unearned service fees increased approximately $1.7 million from approximately $2.0 million as of December 31, 1998 to approximately $3.7 million as of June 30, 1999. This balance was higher at the end of June, 1999 as compared to December, 1998 because a majority of the related fees are typically invoiced at the beginning of each year and then earned during the remainder of that year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generates cash for operations primarily from the sale of Vacation Intervals, receipt of payments on the Vacation Interval receivables, and the receipt of service fees charged to members. With respect to the sale of Vacation Intervals, the Company generates cash from all-cash purchases and from receipt of down payments on financed Vacation Intervals. The Company also generates cash from financing Vacation Interval sales and receiving principal and interest payments. Additionally, the Company uses Vacation Interval receivables as collateral in order to obtain loans.

     At June 30, 1999, the Company has $122.9 million of debt outstanding, an increase of $5.8 million as compared to year end 1998. Debt outstanding consisted primarily of $100 million in Senior Notes payable, $16.5 million drawn on the FINOVA credit facility, $2.5 million Cabos West note payable, and $3.9 million mortgage notes payable to a bank. In addition to such debt, the Company has outstanding $1.6 million in redeemable convertible preferred stock, $0.5 million of which the Company redeemed on April 1, 1999. Furthermore, the Company will redeem $0.5 million each on July 31, 1999, October 31, 1999 and January 31, 2000 and will redeem the balance on April 30, 2000.

     The Company's borrowing capacity under the FINOVA credit facility was expanded with the finalization of the inventory based non-revolving line of credit. This, along with the existing $20 million accounts receivable based credit facility, will complete the FINOVA credit agreement, and will provide an aggregate borrowing limit of $32 million.

     At June 30, 1999, the Company had an inventory of approximately 4,700 weeks in Mexico and over 400 weeks in Canada. The Company believes its existing inventory will provide it with approximately one year of product available for sale under existing or planned marketing programs and its' sales organization. The Company plans to increase its Vacation Interval inventory through development of additional properties and by making acquisitions in the short term, by purchasing the Villa Vera, by acquiring condominiums in Whistler, British Columbia, by developing the Teton Club joint venture, its land in Los Cabos, and its land in Cozumel, and by making acquisitions in Mexico, the United States and Canada.

     To finance its growth, in addition to accessing the lines of credit with FINOVA, the Company may from time to time consider issuing debt, equity or other securities, entering into traditional construction financing or credit agreements, entering into joint venture or development agreements with respect to its undeveloped property, or factoring additional Vacation Interval receivables. The Company is highly leveraged and, under the Indenture, there are limitations on the Company's ability to borrow funds and to make certain equity investments. Additionally, the FINOVA credit agreement requires the Company to maintain certain financial covenants, including minimum equity levels. Accordingly, there can be no assurance that the Company will be able to use debt to finance any expansion plans beyond its plans to finance its current commitments.

     At June 30, 1999, the Company is, and will continue to be, highly leveraged, with substantial debt service requirements. The Company has incurred losses since its inception and expects to incur a net loss for fiscal 1999. To achieve profitable operations the Company is dependent upon a number of factors, including its ability to increase its Vacation Interval inventory on an economical basis through development projects or through the acquisition of existing resort properties. The Company expects, although no assurance can be made, that its credit capacity, and its ability to obtain capital financing, as well as the Company's anticipated results of operations, will be sufficient to fund its capital requirements during the next twelve months.

IMPACT OF YEAR 2000

     In Mexico, the Company uses Resort Computer Corporation's ("RCC") software to manage its vacation ownership operations, including marketing activities, sales presentations, contract management, collections, member reservations and hotel operations. In contrast with traditional software run on mainframe systems, the RCC software was developed in the late 1980's, and has been Year 2000 compliant since 1994. The Company completed installing a new financial system to be used in conjunction with the operating system. This system is also Year 2000 compliant.

     In Canada, the Company anticipates that the financial and operating systems will be Year 2000 compliant by the end of the third quarter of 1999.

     Additionally, the Company has initiated discussions with all significant suppliers including the Westin Hotels in Mexico. No significant Year 2000 issues have been identified. The Company believes that there are no significant Year 2000 issues, which conclusion is based on a comprehensive study of this issue. Accordingly, management has concluded that no significant costs will be incurred to address the issue.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


ITEM 5. OTHER INFORMATION

     None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The following is a list of exhibits filed as part of this quarterly report.

Exhibit No.         Description

     10.1 First Amended and Restated Loan and Security Agreement for $20,000,000 Receivables Loan and $13,500,000 Inventory Loan, dated April 23, 1999, by and between FINOVA Capital Corporation and CR Resorts Cancun, S. de R.L. de C.V.; CR Resorts Los Cabos, S. de R.L. de C.V.; CR Resorts Puerto Vallarta, S. de R.L. de C.V.; CR Resorts Cabos Timeshare Trust, S. de R.L. de C.V. and CR Resorts Puerto Vallarta Timeshare Trust, S. de R.L. de C.V.

     10.2 Consent of Guarantor and Amendment No. 1 to Corporate Guarantee and Subordination Agreement to the Loan and Security Agreement for $20,000,000 with FINOVA, dated April 23, 1999, by and between FINOVA Capital Corporation and Raintree Resorts International, Inc.

     10.3 Loan and Security Agreement for $33,250,000 Construction Loan, $7,500,000 Working Capital Loan and $20,000,000 Receivables Loan, dated June 29, 1999, by and between FINOVA Capital Corporation and The Teton Club, L.L.C. and Raintree Resorts International, Inc.

     27.1           Financial Data Schedule


(b)  Reports on Form 8-K.

     None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the Registrants, Raintree Resorts International, Inc. and CR Resorts Capital, S. de R.L. de C.V., have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                                            RAINTREE RESORTS INTERNATIONAL, INC.
                                          CR RESORTS CAPITAL, S. DE R.L. DE C.V.




Date:  8/12/99                By:           /s/ GEORGE E. ALDRICH
                                  ----------------------------------------------
                                                George E. Aldrich
                                  Senior Vice President - Finance and Accounting
                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX


  Exhibit No.         Description

     10.1 First Amended and Restated Loan and Security Agreement for $20,000,000 Receivables Loan and $13,500,000 Inventory Loan, dated April 23, 1999, by and between FINOVA Capital Corporation and CR Resorts Cancun, S. de R.L. de C.V.; CR Resorts Los Cabos, S. de R.L. de C.V.; CR Resorts Puerto Vallarta, S. de R.L. de C.V.; CR Resorts Cabos Timeshare Trust, S. de R.L. de C.V. and CR Resorts Puerto Vallarta Timeshare Trust, S. de R.L. de C.V.

     10.2 Consent of Guarantor and Amendment No. 1 to Corporate Guarantee and Subordination Agreement to the Loan and Security Agreement for $20,000,000 with FINOVA, dated April 23, 1999, by and between FINOVA Capital Corporation and Raintree Resorts International, Inc.

     10.3 Loan and Security Agreement for $33,250,000 Construction Loan, $7,500,000 Working Capital Loan and $20,000,000 Receivables Loan, dated June 29, 1999, by and between FINOVA Capital Corporation and The Teton Club, L.L.C. and Raintree Resorts International, Inc.

     27.1           Financial Data Schedule