Form 10-Q
period 1999-09-30
RAINTREE RESORTS INTERNATIONAL INC; CR RESORTS CAPITAL S DE R L DE C V
filed 1999-11-12
CIK 1058737, 1058736

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

                For the quarterly period ended September 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____.

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     As of September 30, 1999, the Registrant had 10,766,300 shares of Common Stock outstanding and Warrants to purchase 2,369,962 shares of Common Stock.


     *CR Resorts Capital, S. de R.L. de C.V., a subsidiary of Raintree Resorts International, Inc., is a co-registrant, formed under the laws of the United Mexican States (Mexican tax identification number CRC 970811E5A).

                              --------------------


              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                                   Page

PART I. FINANCIAL INFORMATION

     ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS:
         Consolidated Balance Sheets as of
              December 31, 1998 and September 30, 1999 (Unaudited) ...........................................      3
         Consolidated Statements of Operations and Comprehensive Loss
              for the Nine and Three Months ended September 30, 1998 and 1999 (Unaudited) ....................      4
         Consolidated Statements of Cash Flows
              for the Nine Months ended September 30, 1998 and 1999 (Unaudited)...............................      5
         Notes to Consolidated Financial Statements (Unaudited) ..............................................      6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................................................     11

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................     16

PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS................................................................................     17
     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS........................................................     17
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES..................................................................     17
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................     17
     ITEM 5. OTHER INFORMATION ...............................................................................     17
     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................................................     17

SIGNATURES....................................................................................................     18



                                                    PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                        RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS
                                           (in thousands except share and per share data)


                                                                                                                (Unaudited)
                                                                                           December 31,         September 30,
                                                                                               1998                 1999
                                                                                          --------------       --------------

Assets
    Cash and cash equivalents ...............................................                $  2,960             $  4,364
    Vacation Interval receivables and other trade receivables, net...........                  51,835               62,427
    Inventories .............................................................                     775                1,040
    Refundable Mexican taxes ................................................                   3,488                4,266
    Office furniture and equipment ..........................................                   3,046                3,535
    Land held for vacation ownership development ............................                  22,170               22,934
    Equity investments.......................................................                   2,949                3,311
    Cost of unsold vacation ownership intervals and related club memberships                   27,606               20,368
    Retained interest in hotel cash flows ...................................                   4,000                4,000
    Deferred loan costs, net ................................................                   7,413                6,854
    Goodwill, net  ..........................................................                   1,240                   --
    Prepaid and other assets  ...............................................                   2,185                3,157
                                                                                             --------             --------
Total assets ................................................................                $129,667             $136,256
                                                                                             ========             ========

Liabilities and Shareholders' Investment
Liabilities
    Accounts payable and accrued liabilities  ...............................                $ 11,850             $ 18,324
    Notes payable  ..........................................................                  17,135               25,762
    Senior Notes, due 2004, net of unamortized original issue
       discount of $7,907 and $6,907 respectively ...........................                  92,093               93,093
    Taxes payable  ..........................................................                   1,618                1,358
    Unearned services fees ..................................................                   2,028                2,538
                                                                                             --------             --------
Total liabilities  ..........................................................                 124,724              141,075

Commitments and Contingencies

Redeemable Preferred Stock
    Par value $.001; 5,000,000 shares authorized, 50,000 shares issued and outstanding at September 30, 1999; Aggregate liquidation preference:
       $5,000,000 at September 30, 1999 .....................................                      --                4,910

Shareholders' Investment
    Preferred Stock; par value $.001; 5,000,000 shares authorized,
       37,500 shares issued and outstanding at December 31, 1998.............                      --                   --
    Convertible Preferred Stock; $100 per share liquidation value;
       20,775 and 10,775 shares issued and outstanding at December 31, 1998
       and September 30, 1999, respectively..................................                   2,078                1,078
    Common stock; par value $.001; 45,000,000 shares authorized, shares issued and outstanding 10,766,300 at December 31, 1998 and
       September 30, 1999 ...................................................                      11                   11
    Additional paid-in capital ..............................................                   7,371                3,621
    Warrants to purchase, 1,869,962 and 2,369,962 shares of common stock at
       December 31, 1998 and September 30, 1999 .............................                   9,331                9,331
    Accumulated deficit .....................................................                 (13,737)             (23,835)
    Cumulative translation adjustment .......................................                    (111)                  65
                                                                                             --------             --------
Total shareholders' investment (deficit).....................................                   4,943               (9,729)
                                                                                             --------             --------
Total liabilities and shareholders' investment ..............................                $129,667             $136,256
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



                                        RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                                (in thousands except per share data)


                                                                      (Unaudited)                       (Unaudited)
                                                                  Nine Months Ended                 Three Months Ended
                                                                     September 30,                     September 30,
                                                            ------------------------------    ------------------------------
                                                                1998              1999            1998              1999
                                                            ------------      ------------    ------------      ------------
Statement of Operations
Revenues
   Vacation Interval sales ........................           $ 39,836          $ 48,620        $ 13,324          $ 16,320
   Rental and service fee income ..................              6,783             7,430           2,343             2,408
   Interest income on Vacation Interval receivables              4,125             5,459           1,256             1,744
   Other income ...................................              2,163             1,842             739               460
                                                              --------          --------        --------          --------
     Total revenues ...............................             52,907            63,351          17,662            20,932

Costs and Operating Expenses
   Cost of Vacation Interval sales.................              8,988            13,029           3,137             4,420
   Provision for doubtful accounts ................              3,238             3,759           1,153             1,241
   Advertising, sales and marketing ...............             16,504            22,225           5,932             7,482
   Maintenance and energy .........................              6,114             8,122           2,161             3,191
   General and administrative .....................              7,788             8,570           2,934             2,919
   Depreciation ...................................                333               732             114               266
   Amortization of goodwill .......................                677             1,265             677                --
                                                              --------          --------        --------          --------
     Total costs and operating expenses ...........             43,642            57,702          16,108            19,519
                                                              --------          --------        --------          --------
Operating income ..................................              9,265             5,649           1,554             1,413
   Interest expense, net ..........................             11,042            13,320           3,803             4,597
   Equity in losses on equity investments..........                 24               577              12               385
   Foreign currency exchange (gains)/losses, net...              3,751              (245)          1,824              (443)
                                                              --------          --------        --------          --------
Net loss before taxes .............................             (5,552)           (8,003)         (4,085)           (3,126)
   Foreign income and asset taxes..................                900               935             300               209
                                                              --------          --------        --------          --------
Net loss before preferred dividends ...............             (6,452)           (8,938)         (4,385)           (3,335)
   Preferred stock dividends ......................                464               544             155               143
                                                              --------          --------        --------          --------
Net loss available to common shareholders .........           $ (6,916)         $ (9,482)       $ (4,540)         $ (3,478)
                                                              ========          ========        ========          ========

Net loss per share
    (Basic and Diluted)............................           $   (.64)         $   (.88)       $   (.42)         $   (.32)
Weighted average number of common shares
    (Basic and Diluted)............................             10,749            10,766          10,766            10,766


Comprehensive Loss
Net loss before preferred stock dividends .........           $ (6,452)         $ (8,938)       $ (4,385)         $ (3,335)
Other comprehensive income:
   Foreign currency translation adjustment ........                (25)              176             (25)               (9)
                                                              --------          --------        --------          --------
Comprehensive loss ................................           $ (6,477)         $ (8,762)       $ (4,410)         $ (3,344)
                                                              ========          ========        ========          ========






                             The accompanying notes are an integral part of these financial statements.


                                        RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)
                                                                                                      (Unaudited)
                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                          -----------------------------------
                                                                                               1998                 1999
                                                                                          --------------       --------------
Operating activities
     Net loss ..................................................................             $ (6,452)            $ (8,938)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization ...........................................                3,014                4,003
       Provision for doubtful accounts .........................................                3,238                3,759
       Equity in losses on equity investments ..................................                   24                  577
     Changes in other operating assets and liabilities:
       Vacation Interval receivables and other trade receivables ...............               (9,394)             (14,146)
       Reimbursement receivable from Starwood Lodging Corporation ..............                1,877                   --
       Inventories .............................................................                   19                 (230)
       Cost of unsold vacation ownership intervals and related club memberships                 6,113                7,235
       Prepaid and other assets ................................................               (1,140)              (1,398)
       Accounts payable and accrued liabilities ................................                3,171                6,359
       Taxes payable/refundable ................................................                  671               (1,066)
       Unearned services fees ..................................................                   67                  509
                                                                                             --------             --------
  Net cash provided by (used in) operating activities ..........................                1,208               (3,336)

  Investing activities
     Purchase of vacation ownership business, net of cash acquired .............                 (875)                  --
     Purchase of land and other assets held for vacation ownership development .               (8,202)              (1,702)
     Additions to office furniture and equipment ...............................               (2,035)              (1,142)
                                                                                             --------             --------
  Net cash used in investing activities ........................................              (11,112)              (2,844)

  Financing activities
     Additional bank and other loans ...........................................                6,000               17,995
     Repayment of bank loans ...................................................                 (121)              (9,507)
     Redemption of convertible preferred stock .................................                   --               (1,000)
     Capital contributions .....................................................                  361                   --
                                                                                             --------             --------
  Net cash provided by financing activities ....................................                6,240                7,488

  Increase (Decrease) in cash and cash equivalents .............................               (3,664)               1,308
  Effect of exchange rate changes on cash ......................................                 (472)                  96
  Cash and cash equivalents, at beginning of the period ........................                8,995                2,960
                                                                                             --------             --------
  Cash and cash equivalents, at end of the period ..............................             $  4,859             $  4,364
                                                                                             ========             ========

  Supplemental disclosures of cash flow information
     Cash paid during the period for interest ..................................             $  7,150             $  8,372
     Cash paid during the period for income and asset taxes ....................                  683                2,664

  Non-cash activities
     Dividends paid in-kind upon preferred stock exchange ......................                   --             $  1,160




                             The accompanying notes are an integral part of these financial statements.

              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                               September 30, 1999


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

     On July 24, 1998, the Company acquired the assets and assumed certain liabilities of Whiski Jack Resorts Ltd. ("Whiski Jack") for approximately $6.6 million. The acquisition was accounted for as a purchase and, accordingly, the results of operations are included in the financial statements only for the periods subsequent to the date of acquisition. The purchase price has been allocated to the assets and liabilities assumed based upon the fair values at the date of acquisition. The excess purchase price over the fair values of the net assets acquired has been recorded as goodwill, totaling approximately $4.2 million, to be amortized pro rata as the individual weeks acquired in the acquisition are sold. Amortization expense, which has been fully amortized since June 30, 1999, was $1.3 million for the nine months ended September 30, 1999.

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

     The condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading. The financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the three- and nine-month periods ended September 30, 1998 and 1999.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Foreign Currency Fluctuations

     The Company maintains its Mexican accounting records and prepares its financial statements for its Mexican subsidiaries in Mexican pesos. The Mexican pesos are translated to U.S. dollars for financial reporting purposes using the U.S. dollar as the functional currency, and exchange gains and losses are reported in income and expense. The net gains and losses are primarily related to the increases or declines in the value of the peso to the U.S. dollar during such periods. As a result, the Company had a net exchange loss for the nine months ended September 30, 1998, of $3.8 million, and a net exchange gain for the corresponding nine months in 1999 of $0.3 million.

        Exchange rates                                                                 Pesos         US Dollar
        --------------                                                               ---------       ---------
        December 31, 1997......................................................        8.083    =      $1.00
        March 31, 1998.........................................................        8.517    =      $1.00
        June 30, 1998 .........................................................        9.041    =      $1.00
        September 30, 1998 ....................................................       10.112    =      $1.00
        December 31, 1998......................................................        9.865    =      $1.00
        March 31, 1999.........................................................        9.516    =      $1.00
        June 30, 1999..........................................................        9.488    =      $1.00
        September 30, 1999.....................................................        9.358    =      $1.00


     The future valuation of the Mexican peso related to the U.S. dollar cannot be determined, estimated or projected.

Cash and Cash Equivalents

     The Company considers demand accounts and short-term investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include $1.4 million in restricted funds at September 30, 1999.

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

     Land held for vacation ownership development includes the cost of land, and additionally, development costs and capitalized interest. Interest related to these developmental properties of $0.7 million and $1.7 million was capitalized for the three and nine months ended September 30, 1998, and $0.2 million and $0.5 million for the three and nine months ended September 30, 1999.

Loss Per Share

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share also includes the assumed conversion of all securities, such as options, warrants, convertible debt and convertible preferred stock, if dilutive. Since the Company has a net loss for the three and nine months ended September 30, 1998 and September 30, 1999, no conversion is assumed during these periods as conversion of the Company's warrants and stock options would be anti-dilutive. Additionally, the convertible preferred stock is convertible only upon the consummation of an initial public offering and is, therefore, not included in weighted average number of common shares.

Proforma Financial Information

     The following unaudited pro forma consolidated results of operations for the nine months and three months ended September 30, 1998 assume the Whiski Jack acquisition occurred as of January 1, 1998 (in thousands, except per share data):

                                                                        Nine Months            Three Months
                                                                    Ended September 30,      Ended September 30,
                                                                           1998                     1998
                                                                    -------------------      -------------------
    Net revenues ........................................              $  58,595                $  21,548
    Net loss ............................................                 (8,474)                  (3,734)
    Net loss available to common shareholders ...........                 (8,938)                  (3,877)
    Basic and diluted loss per common share .............                   (.83)                    (.36)

     The pro forma adjustments include the pre-acquisition results of Whiski Jack for the period from January 1, 1998 to July 24, 1998, the acquisition date. The adjustments include the amortization of goodwill generated from the acquisition, interest expense on the debt assumed to be issued to finance the purchase, and the effect of the acquisition on income taxes. The pro forma amounts are based upon certain assumptions and estimates and do not reflect any benefit from economies that might have been achieved from combined operations. The pro forma results do not necessarily represent results, which would have occurred if the acquisition had taken place at the beginning of the period presented, nor are they indicative of the results that will be obtained in the future.

NOTE 3. VACATION INTERVAL RECEIVABLES AND OTHER TRADE RECEIVABLES

     Vacation Interval receivables and other trade receivables were as follows (in thousands):

                                                                                 December 31,         September 30,
                                                                                     1998                 1999
                                                                                --------------       --------------
     Vacation Interval receivables .......................................         $ 53,563             $ 62,507
     Service fee receivables .............................................            1,047                1,247
     Other trade receivables .............................................            4,787                7,275
     Less - allowances for uncollectible accounts ........................           (7,562)              (8,602)
                                                                                   --------             --------
            Total  .......................................................         $ 51,835             $ 62,427
                                                                                   ========             ========

     Allowances for uncollectible accounts increased by $3.7 million for additional estimated reserves, and decreased by $2.7 million for cancellation of contracts and receivable write-offs during the first nine months of 1999.

     The Company estimates that at December 31, 1998 and at September 30, 1999, approximately 57% and 51%, respectively, of all of the Vacation Interval receivables were U.S. dollar denominated, 28% and 31%, respectively, of Vacation Interval receivables were denominated in UDIs, an obligation denominated in pesos which is adjusted for Mexican inflation ("UDI"), 10% during both periods of Vacation Interval receivables were denominated in Mexican pesos, and 5% and 7%, respectively, of Vacation Interval receivables were denominated in Canadian dollars.

NOTE 4. NOTES PAYABLE

Notes Payable were as follows (in thousands):

                                                                                 December 31,         September 30,
                                                                                     1998                 1999
                                                                                --------------       --------------
     Notes Payable to a Bank .............................................         $    276             $    203
     Cabos West Notes Payable  ...........................................            5,000                2,350
     Credit Agreement Notes ..............................................            9,086               19,913
     Mortgages Payable ...................................................            2,773                3,296
                                                                                   --------             --------
                                                                                   $ 17,135             $ 25,762
                                                                                   ========             ========

     Credit Agreement Notes - The FINOVA Capital Corporation ("FINOVA") credit agreement provides a receivables based credit facility of $20 million and a non-revolving $13.5 million inventory based facility. Together, the receivable and the inventory portions of the facility provide for an aggregate borrowing limit of $32 million and limits the use of proceeds to acquisitions, development, working capital, and repayment of existing obligations, and requires that the Company maintain certain minimum financial ratios. The outstanding loan balance of the receivables based credit facility bears interest at a fluctuating base rate plus 175 points, which at September 30, 1999, was 10.0% per annum. The inventory loan bears interest at a fluctuating base rate plus 225 points which at September 30, 1999, was 10.5% per annum. The fluctuating base rate is the "Corporate Base" rate of Citibank, N.A., New York, which the bank publicly announces from time to time, and is a rate charged by the bank to it's most creditworthy commercial borrowers. The inventory loan provides for borrowings in two installments that are collateralized and secured by Company-owned rights representing ownership of unsold weekly intervals. Amounts of the two advances and the monthly repayments are based on formulas utilizing the number of unsold timeshare interests, the average number of timeshare interests sold per month and average sales price per interval sold. The inventory loan will mature on the earlier of April 30, 2001, or 24 months from the date of the first advance.

NOTE 5. OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

     The Company has only one line of business, which develops, markets and operates luxury vacation ownership resorts. The Company has operations in three geographic areas. The following is a breakdown of revenues and assets by geographic area (in thousands):

                                                      Three Months                                    Three Months
                                                Ended September 30, 1998                        Ended September 30, 1999
                                      -------------------------------------------     -------------------------------------------
                                        Mexico     Canada      U.S.      Total          Mexico     Canada      U.S.      Total
                                      ---------- ---------- ---------- ----------     ---------- ---------- ---------- ----------
  Revenues from external customers .    $ 15,863   $  1,514   $    285   $ 17,662       $ 16,730   $  4,198   $      4   $ 20,932
  Operating income (loss) ..........       3,292       (817)      (921)     1,554          1,299        548       (434)     1,413
  Capital expenditures .............       7,526         56         29      7,611            720         63          3        786


                                                      Nine Months                                     Nine Months
                                                Ended September 30, 1998                        Ended September 30, 1999
                                      -------------------------------------------     -------------------------------------------
                                        Mexico     Canada      U.S.      Total          Mexico     Canada      U.S.      Total
                                      ---------- ---------- ---------- ----------     ---------- ---------- ---------- ----------

  Revenues from external customers .    $ 49,987   $  1,514   $  1,406   $ 52,907       $ 51,461   $ 11,878   $     12   $ 63,351
  Operating income (loss) ..........      11,649       (817)    (1,567)     9,265          7,217        690     (2,258)     5,649
  Capital expenditures .............       9,951         56        230     10,237          1,683        219      1,138      3,040
  Total assets (at end of period) ..     113,624     11,941      7,344    132,909        121,465     10,719      4,072    136,256


Revenues are attributed to countries based on the location of the vacation ownership resorts.

NOTE 6. SHAREHOLDERS' INVESTMENT

Preferred Stock

     On July 1, 1999, all 37,500 shares of the Class A Preferred Stock of the Company were exchanged for 50,000 shares of a new class of Pay-in-Kind Redeemable Preferred Stock (Redeemable Preferred Stock) plus 500,000 five-year Warrants to purchase the Company's common stock at $5.00 per share. Additionally, as of July 1, 1999, the Class A Preferred Stock had cumulative unpaid dividends totaling approximately $1.2 million that were deemed paid-in-kind as part of the Exchange. The Redeemable Preferred Stock requires that annual dividends be paid either in cash equalling 9% of the Redeemable Preferred Stocks' $100 per share Liquidation Preference, or in an equivalent number of shares of Redeemable Preferred Stock valued at the Liquidation Preference. Furthermore, the Redeemable Preferred Stock is redeemable at any time before December 1, 2004, at which time redemption is mandatory.

Convertible Preferred Stock

     In connection with the purchase of Whiski Jack, the Company issued 20,775 shares of redeemable convertible preferred stock (Convertible Preferred Stock) through its wholly owned subsidiary, Raintree Resorts International Canada, Ltd. (Raintree Canada). As of September 30, 1999, 10,775 shares were outstanding. The shares accrue dividends at the rate of 10% per annum and cumulative unpaid dividends totaled $0.2 million at September 30, 1999. As a condition of the Convertible Preferred Stock, the Company redeemed 5,000 shares ($0.5 million) on April 1, 1999 and July 31, 1999, and subsequent to the end of the quarter ended September 30, 1999, $0.5 million on October 31, 1999. The Company will redeem $0.5 million on or before January 31, 2000 and the balance on or before April 30, 2000.

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

Villa Vera Acquisitions

     The Company has executed a letter of intent and has made an advance payment of $0.5 million to acquire the land and facilities of the Villa Vera Hotel & Racquet Club (the "Villa Vera") in Acapulco, Mexico. The purchase price, estimated at $7.4 million, includes the cost of renovation and conversion that will enable the Company to use the facilities for its intended purpose. Closing of this acquisition is expected in late 1999.

Canadian Condominium Acquisitions

     The Company has committed to purchase 19 condominium units in Whistler, British Columbia at an aggregate purchase price of $3.7 million. Deposits of $0.5 million have been paid as of September 30, 1999, with the balance to be paid during 2000, or thereafter, based on completion of construction and transfer of ownership.

NOTE 8. DEVELOPMENT AND CONSTRUCTION

     The Teton Club, LLC ("Teton Club"), a joint venture between the Company and JHSC Properties, Inc., finalized during July, 1999 the financing for the construction of the Teton Club's 37 condominium units. The financing between FINOVA and the Teton Club consists of $33.3 million for construction financing, $7.5 million for pre-sale working capital requirements and $20 million for receivables financing. The receivable financing is a hypothecation line-of-credit and will be used to repay the construction and pre-sale loans and to fund operating expenses. As part of the financing arrangement, the Company is directly obligated for $8.3 million of the construction loan, $1.9 million of the pre-sale working capital loan and $5 million of the receivables loan. As of September 30, 1999, $4.3 million had been drawn on the construction portion of the financing, and $1.1 had been drawn on the working capital portion of the financing.

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


COMPARISONS OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

     The comparisons of results presented below include the results of operations of Whiski Jack, which was acquired on July 24, 1998. The variations noted for Whiski Jack are due to the reporting of post-acquisition partial-year results for the period subsequent to the date of acquisition.

     Vacation Interval sales increased by approximately $8.8 million, or 22.1%, from approximately $39.8 million for the nine months ended September 30, 1998 to approximately $48.6 million for the nine months ended September 30, 1999. The acquisition of Whiski Jack contributed approximately $8.5 million of this increase. In Mexico, Vacation Interval sales increased by approximately $0.3 million, or 0.7%.

     The number of intervals sold in Mexico increased from 3,151 for the nine months ended September 30, 1998, to 3,360 for the nine months ended September 30, 1999. The average price per interval sold in Mexico decreased $307 per interval, or 2.6%, from $11,785 for the nine months ended September 30, 1998, to $11,478 for the nine months ended September 30, 1999. The decreases in the average price per interval sold is a result of a decrease in the number of higher priced prime and holiday season intervals owned by the Company for sale. In Mexico, substantially all prime season intervals have been sold, and only 33% of the one-bedroom and 17% of the two-bedroom holiday interval inventory remains unsold.

     Rental and service fee income increased approximately $0.6 million, or 9.5%, from approximately $6.8 million for the nine months ended September 30, 1998 to approximately $7.4 million for the nine months ended September 30, 1999. The acquisition of Whiski Jack contributed approximately $1.4 million of this increase. In Mexico, rental and service fee income decreased by approximately $0.8 million, or 11.4%. This decrease was due to a higher rate of occupancy by members during the first nine months of 1999 compared to the first nine months of 1998 that resulted in fewer rooms available for rent.

     Interest income on Vacation Interval receivables increased by approximately $1.4 million, or 32.3%, from approximately $4.1 million for the nine months ended  September  30, 1998,  to  approximately  $5.5 million for the nine months ended September 30, 1999. This increase in interest income is due to the corresponding increase in the Mexican Vacation Interval receivables of approximately $7.6 million from approximately $50.8 million at September 30, 1998, to approximately $58.4 million at

September 30, 1999, and additional interest income of $0.3 million associated with the additional Vacation Interval receivables acquired in the acquisition of Whiski Jack.

     Cost of Vacation Interval sales increased by approximately $4.0 million, or 45.0%, from approximately $9.0 million for the nine months ended September 30, 1998, to approximately $13.0 million for the nine months ended September 30, 1999. The acquisition of Whiski Jack accounted for approximately $2.9 million of this increase. In Mexico, cost of vacation interval sales increased approximately $1.1 million, or 13.6%, from approximately $8.7 million for the nine months ended September 30, 1998, to approximately $9.8 million for the nine months ended September 30, 1999. This increase in Mexico was primarily due to the Company's response to market demand for specific unit types. During the period, the Company did not at all times adequately possess the type of units for sale that were in demand, and as a result, the Company packaged certain units in order to meet such demand. This increased the related cost of vacation interval sales since the packaged units sell at a comparatively lower price resulting in a higher allocated cost.

     Provision for doubtful accounts increased by approximately $0.6 million, or 16.1%, from approximately $3.2 million for the nine months ended September 30, 1998, to approximately $3.8 million for the nine months ended September 30, 1999. The Company computes a provision for doubtful accounts to achieve a balance sheet reserve of around 12% of Vacation Interval receivables. The Company believes that this reserve provides adequate coverage of default risk under current market conditions.

     Advertising, sales and marketing expense increased approximately $5.7 million, or 34.7%, from approximately $16.5 million for the nine months ended
September 30, 1998, to approximately $22.2 million for the nine months ended September 30, 1999. The acquisition of Whiski Jack contributed approximately $3.1 million of this increase. In Mexico, the advertising, sales and marketing expenses increased approximately $2.6 million as a result of greater overall selling and marketing efforts during the first nine months of 1999. The increased sales and marketing efforts are primarily due to the relatively lower level of availability of higher demand, and therefore higher priced, prime and holiday season interval inventory as compared to the level of unsold inventory represented by lower demand time periods. Additionally, in 1999, the Company incurred $0.7 million in costs associated with establishing product branding.

     Maintenance and energy expenses increased approximately $2.0 million, or 32.8%, from approximately $6.1 million for the nine months ended September 30, 1998, to approximately $8.1 million for the nine months ended September 30, 1999. The acquisition of Whiski Jack increased maintenance and energy expenses by approximately $1.1 million. In Mexico, maintenance and energy expenses increased approximately $0.9 million primarily due to an increase of approximately 5,000 additional members between the two comparable periods.

     General and administrative expenses increased approximately $0.8 million, or 10.0%, from approximately $7.8 million for the nine months ended September 30, 1998, to approximately $8.6 million for the nine months ended September 30, 1999. This increase resulted from the acquisition of Whiski Jack.

     The first nine months of 1999 amortization of goodwill relates to the goodwill resulting from the acquisition of Whiski Jack, which was fully amortized as of the second quarter of 1999.

     Interest expense was approximately $2.3 million more in the first nine months of 1999 as compared to the first nine months of 1998 due primarily to a higher level of debt outstanding between the periods, which increased from $105.3 million at September 30, 1998 to $118.9 million at September 30, 1999, and also due to a decrease in interest capitalized on land held for vacation ownership development.

     Foreign currency exchange gain totaled approximately $0.2 million during the first nine months of 1999 compared to a loss of approximately $3.8 million during the first nine months of 1998. The decrease in loss between periods occurred due to a stronger peso against the U.S. dollar during the first nine months of 1999 compared to a weakening peso in the comparable prior year period. The Company maintains a portfolio of UDI receivables (receivables denominated in an alternate Mexican currency that is adjusted for inflation on a daily basis) to partially offset periodic peso devaluation. The UDI inflation adjustments are expected to offset the long-term effect of peso devaluation on UDI receivables but may not offset losses in the near term. The amount of UDI inflation adjustments, which is included under interest income on vacation interval receivables, was approximately $1.3 million during the first nine months of 1998 and approximately $1.4 million during the first nine months of 1999.

COMPARISONS OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

     The comparisons of results presented below include the results of operations of Whiski Jack, which was acquired on July 24, 1998. The variations noted for Whiski Jack are due to the reporting of post-acquisition partial-year results for the period subsequent to the date of acquisition.

     Vacation Interval sales increased by approximately $3.0 million or 22.5%, from approximately $13.3 million for the three months ended September 30, 1998 to approximately $16.3 million for the three months ended September 30, 1999. The acquisition of Whiski Jack contributed approximately $2.3 million this increase. In Mexico, vacation interval sales increased by approximately $0.7 million, or 5.5%.

     The number of intervals sold in Mexico increased from 987 for the three months ended September 30, 1998, to 1,042 for the three months ended September 30, 1999. The average price per interval sold in Mexico decreased $392 per interval, or 3.2%, from $12,223 for the three months ended September 30, 1998, to $11,831 for the three months ended September 30, 1999. See the discussion of the decrease in the average price per interval above in the comparison for the nine months.

     Rental and service fee income increased approximately $0.1 million, or 2.8%, from approximately $2.3 million for the three months ended September 30, 1998 to approximately $2.4 million for the three months ended September 30, 1999. The increase due to the acquisition of Whiski Jack of approximately $0.3 million was offset by $0.2 million of decreases in Mexico. See the discussion of this decrease in Mexico above in the comparison for the nine months.

     Interest income on Vacation Interval receivables increased by approximately $0.4 million, or 39.0%, from approximately $1.3 million for the three months ended September 30, 1998, to approximately $1.7 million for the three months ended September 30, 1999. This increase in interest income is associated with the Mexican Vacation Interval receivables increasing by approximately $7.6 million from approximately $50.8 million at September 30, 1998, to approximately $58.4 million at September 30, 1999, and additional interest income of $0.1 million associated with the additional Vacation Interval receivables acquired in the acquisition of Whiski Jack.

     Cost of Vacation Interval sales increased by approximately $1.3 million, or 40.9%, from approximately $3.1 million for the three months ended September 30, 1998, to approximately $4.4 million for the three months ended September 30, 1999. The acquisition of Whiski Jack contributed $0.7 million of this increase. In Mexico, Cost of Vacation Interval sales increased $0.6 million, or 20.1%. For additional detail, see also the discussion of cost of Vacation Interval sales for the nine months ended September 30, 1998 and 1999 above.

     Advertising, sales and marketing expense increased approximately $1.6 million, or 26.1%, from approximately $5.9 million for the three months ended
September 30, 1998, to approximately $7.5 million for the three months ended September 30, 1999. The acquisition of Whiski Jack contributed approximately $0.7 million of this increase. In Mexico, the advertising, sales and marketing expenses increased approximately $1.0 million as a result of greater overall selling and marketing efforts during the third quarter of 1999. The increased sales and marketing efforts are primarily due to the reduction in availability of higher demand prime and holiday season interval inventory.

     Maintenance and energy expenses increased approximately $1.0 million, or 47.7%, from approximately $2.2 million for the three months ended September 30, 1998, to approximately $3.2 million for the three months ended September 30, 1999. The acquisition of Whiski Jack increased maintenance and energy expenses by approximately $0.2 million. In Mexico, maintenance and energy expenses increased approximately $0.8 million, or 39.7%. For additional detail, see also the discussion of cost of maintenance and energy expenses for the nine months ended September 30, 1998 and 1999 above.

     General and administrative expenses were unchanged from prior year third quarter. The additional general and administrative expenses from the acquisition of Whiski Jack of approximately $0.2 million were offset by decreases in third-party professional services.

    Interest expense was approximately $0.8 million more during the three months ended September 30, 1999 as compared to the similar three months of 1998 due primarily to a higher level of debt outstanding, up $13.6 million between the periods, and due to a marginal decrease in interest capitalized on land held for vacation ownership development.

     Foreign currency exchange gains totaled approximately $0.4 million for the three months ended September 30, 1999, compared to a loss of approximately $1.8 million during the three months ended September 30, 1998. The decrease between periods occurred due to the peso strengthening against the U.S. dollar during the third quarter of 1999 compared the peso weakening against the US dollar during the comparable prior year period. The amount of UDI inflation adjustments, which is included in interest income on vacation interval receivables, was approximately $0.3 million for the three months ended September 30, 1998 and 1999.


MEXICO'S INFLATION AND CURRENCY CHANGES

     Management believes that in interpreting the comparisons of operational results discussed above, two factors are of importance: currency exchange rates and inflation. Changes in costs between prior year and current year periods could be the result of increases or decreases in the peso exchange rate or inflation in Mexico. In particular, the average monthly peso exchange rate for the nine months ended September 30, 1999 weakened when compared to the average monthly peso exchange rate for the nine months ended September 30, 1998. The Company estimates that current period costs decreased by approximately 8-9% because of fluctuations in the average peso exchange rate between periods. In addition, the Company estimates that inflation in Mexico was approximately 15%. Expenditures in Mexico for advertising, sales and marketing, maintenance and energy, and for general and administrative expenses are primarily settled in pesos, and were negatively impacted by the combined effects of inflation and peso changes.


COMPARISONS OF SEPTEMBER 30, 1999 BALANCE SHEET AMOUNTS TO DECEMBER 31, 1998 BALANCE SHEET AMOUNTS

     Vacation Interval receivables and other trade receivables increased approximately $10.6 million from approximately $51.8 million as of December 31, 1998 to approximately $62.4 million as of September 30, 1999. The increase was attributable to an increase in the level of sales financing with approximately 800 additional loans, UDI inflation adjustments of $1.4 million and the annual service fee billing issued during the first quarter of 1999.

     Equity investments increased $0.4 million from approximately $2.9 million as of December 31, 1998 to approximately $3.3 million as of September 30, 1999. The increase was primarily attributable to the Company's investment in the Teton Club. The Company and its joint venture partner contributed cash for operations prior to the Teton Club closing on its construction and working capital financing.

     Cost of unsold vacation ownership intervals and related club memberships (unit inventory) decreased approximately $7.2 million from approximately $27.6 million as of December 31, 1998 to approximately $20.4 million as of September 30, 1999. The sale of units reduced unit inventory by approximately $10.5 million, which was offset by purchases by Whiski Jack in Canada of approximately $3.3 million and the remainder primarily for reinstatement of inventory previously sold in Mexico.

     Accounts payable and accrued liabilities increased approximately $6.4 million from approximately $11.9 million as of December 31, 1998 to approximately $18.3 million as of September 30, 1999. The variance is caused by an increase in the refurbishment reserve of $1.0 million, an increase in accrued interest payable of $3.5 million, and an overall increase in accounts payable.

     Unearned service fees increased approximately $0.5 million from approximately $2.0 million as of December 31, 1998 to approximately $2.5 million as of September 30, 1999. This balance was higher at the end of September, 1999 as compared to December, 1998 because a majority of the related fees are typically invoiced at the beginning of each year and then earned during the remainder of that year.


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

     At September 30, 1999, the Company has $118.9 million of debt outstanding, an increase of $13.6 million as compared to year end 1998. Debt outstanding consisted primarily of $100 million in Senior Notes payable, $19.9 million drawn on the FINOVA Accounts Receivable credit facility and Inventory Loan, $2.4 million in a Cabos West note payable, and $3.3 million in mortgage notes payable.

     The Company's borrowing capacity under the FINOVA credit facility currently includes a $20 million accounts receivable based credit facility and a $13.5 million inventory based non-revolving line of credit; the combined credit facility provides an aggregate borrowing limit of $32 million.

     Furthermore, the Company is currently finalizing collateral-based borrowing facilities with two financial institutions totaling approximately $17.0 million. The underlying collateral will include Peso, UDI and U.S. Dollar denominated receivables due from Mexican citizens and not pledged under the FINOVA agreement. The proceeds will be used to pay the Senior Notes interest due on December 1, 1999, and for other Company purposes.

     At September 30, 1999, the Company had an inventory of approximately 3,800 weeks in Mexico and over 500 weeks in Canada. The Company believes its existing inventory will provide it with approximately nine months of product available for sale under existing or planned marketing programs. The Company plans to increase its Vacation Interval inventory through development of additional properties and by making acquisitions in the short term, by purchasing the Villa Vera, by acquiring condominiums in Whistler, British Columbia, and by developing the Teton Club joint venture. In addition, the Company plans to add Vacation Interval inventory in the long term by developing its land in Los Cabos and in Cozumel, and by making acquisitions in Mexico, the United States and Canada.

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

     At September 30, 1999, the Company is, and will continue to be, highly leveraged, with substantial debt service requirements. The Company has incurred losses since its inception and expects to incur a net loss for fiscal 1999. To achieve profitable operations the Company is dependent upon a number of factors, including its ability to increase its Vacation Interval inventory on an economical basis through development projects or through the acquisition of existing resort properties. The Company expects, although no assurance can be made, that its credit capacity, and its ability to obtain capital financing, as well as the Company's anticipated results of operations, will be sufficient to fund its capital requirements and debt service obligations during the next twelve months.


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

     In Canada and in the United States, the Company's financial and operating systems are Year 2000 compliant. Management believes that after due assessment under current circumstances, there exists no material risk in this regard.

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


                                            RAINTREE RESORTS INTERNATIONAL, INC.
                                          CR RESORTS CAPITAL, S. DE R.L. DE C.V.




Date: November 12, 1999       By:          /s/ GEORGE E. ALDRICH
                                  ----------------------------------------------

                                               George E. Aldrich
                                  Senior Vice President - Finance and Accounting
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.         Description




27.1                Financial Data Schedule