Form 10-K
period 1999-12-31
RAINTREE RESORTS INTERNATIONAL INC; CR RESORTS CAPITAL S DE R L DE C V
filed 2000-03-30
CIK 1058737, 1058736

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal year ended December 31, 1999.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

               The aggregate market value of the voting stock held
                   by non-affiliates as of December 31, 1999:
                                 Not Applicable.

     As of December 31, 1999, the Registrant had 10,766,300 shares of Common Stock outstanding and Warrants to purchase 2,369,962 shares of Common Stock.

     *CR Resorts Capital, S. de R.L. de C.V., a subsidiary of Raintree Resorts International, Inc., is a co-registrant, formed under the laws of the United Mexican States (Mexican tax identification number CRC 970811E5A).
                           -------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

     This report on Form 10-K includes 80 pages with the Index to Exhibits located on pages 38 to 41.

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

     Except as otherwise noted, (i) all references to the "Company" or "Raintree" are to Raintree Resorts International, Inc. and its subsidiaries, including Whiski Jack Resorts Ltd. ("Whiski Jack"), The Teton Club, LLC, and to the vacation ownership segment of the predecessor business (the "Predecessor Business"), and (ii) all references to "pesos" or "Ps." are to the currency of Mexico and all references to "dollars" or "$" are to U.S. dollars.


                                    BUSINESS

Overview

     Raintree is a leading developer, marketer and operator of luxury vacation ownership resorts in North America with resorts in Mexico, the United States, and Canada. The Company believes that by positioning itself in the luxury segment of the vacation ownership market and offering flexible ownership alternatives and membership benefits the Company is able to capitalize on the increasing acceptance of vacation ownership by high income consumers who desire larger and more luxurious vacation accommodations than generally available at upscale hotels. Depending on the resort, the Company offers weekly intervals that provide use by or ownership of weekly intervals ("Weekly Intervals"), and fractional fee simple property interests typically of two to five week periods ("Fractional Interests"). The Company's resorts are located in popular beach, mountain and golf destinations, including Cancun, Los Cabos, Puerto Vallarta and Acapulco in Mexico, Whistler in British Columbia, and Jackson Hole in Wyoming. The Company's future plans also include the development of a resort on ocean-front property it owns adjacent to its resort in Los Cabos and on ocean-front property it owns in Cozumel as well as other locations in the United States, with focus primarily in the western regions of the United States. The Mexican resorts operate under the name "Club Regina", the Whistler location operates under the name "Whiski Jack Resorts" and the Jackson Hole resort is called "The Teton Club". Unless otherwise noted all resorts are referred to as "Raintree Resorts".

     The Company primarily targets high income consumers of luxury vacation experiences. The Company markets two types of vacation ownership interests in resorts the Company owns, controls, or manages: Weekly Intervals in certain resorts and Fractional Interests (Fractional Interests, together with Weekly Intervals, "Vacation Intervals"). Weekly Intervals provide Members the assurance of luxury accommodations in an efficiency, a one- or two-bedroom fully-furnished vacation unit for one week annually, representing an attractive alternative to hotel and lodging accommodations. Owners of Weekly Intervals also receive convenient check-in and check-out services, full-scale patron restaurants and bars, routine maid and room service, recreational facilities, health clubs, spas and a complete range of other personal services. Fractional Interests provide owners a deeded interest to two- or three-bedroom, fully-furnished vacation residences for multiple weeks and are an attractive, convenient, lower-cost alternative to "second home" ownership. Fractional Interests will include most of the amenities described above and many additional personalized conveniences such as equipment and clothing storage, pre-arrival shopping services, on-site transportation, concierge services for a variety of activities and events, ski passes and golf club memberships or preferred tee-times, and maintenance and security services.

Growth Strategy

     The Company believes it can achieve significant growth internally and through an aggressive development and acquisition program. Key elements of this strategy include:

     Develop and Acquire Additional Resorts. The Company intends to concentrate its growth during the next two to three years in the development or acquisition of resort properties that will substantially increase the Company's revenues outside Mexico, while maintaining a strong supply of inventory for the "Raintree Vacation Club". The Company intends to develop additional vacation ownership resorts, in the immediate future, primarily in the Western United States and Canada and then in other parts of North America. The Company's evaluation of resort development opportunities includes determination of the most desirable resort destinations in North America, the number of annual tourists, the availability of golf club memberships or preferred tee-times, property that is accessible to the resort area's primary activities such as skiing, availability of other amenities, including spas and luxury hotel type services and economic considerations. Where appropriate, the Company will seek attractive hotel operators to own and manage on-site hotels. In addition, the Company from time to time seeks opportunities to acquire vacation ownership companies and assets, including those with marketing and other programs which complement the Company's current operations throughout North America.

     Increase Sales of Vacation Intervals. The Company plans to increase the rate of sales of Vacation Intervals through (i) increasing the number of sales locations as the Company expands and (ii) increasing the effectiveness of the marketing initiatives described above by increasing the use of marketing channels such as travel agents, real estate agents, theme stores, domestic and international print media, cross-selling opportunities of additional Vacation Intervals and upgrades to existing owners and the world-wide web. As the number of Raintree Resorts increases and allows Members access to more of those properties, the Company believes that the resultant flexibility of its product will make its Vacation Intervals more attractive.

The Product

     The Company believes that by selling a membership it has created a product that provides members with an attractive range of vacation planning choices and value not generally available in connection with traditional vacation ownership products. The Company's memberships include Weekly Interval memberships ("Weekly Memberships"), and Fractional Interest memberships ("Fractional Memberships") in one or more Raintree Vacation Clubs.

     Weekly Memberships. Weekly Memberships at the Club Regina Resorts allow its Members to stay at any Resort in Cancun, Los Cabos, Puerto Vallarta and Acapulco. Whiski Jack Resorts sells a deeded interest in a specific unit to a specific week. Weekly Memberships range in price from approximately $6,500 for a studio unit with a maximum occupancy of two, approximately $7,500 to $34,500 for a one-bedroom unit with a maximum occupancy of four, and approximately $8,000 to $32,000 for a two-bedroom unit with a maximum occupancy of six. Each one- and two-bedroom unit contains a separate living room and kitchen area.

     Weekly Intervals at the Club Regina Resorts can be purchased for any one of three seasons: Holiday, Prime and Select. Holiday Weekly Intervals allow Members to use the resorts during any time of the year including the five weeks of highest demand. Prime Weekly Intervals allow Members to use the Club Regina Resorts during any time of the year except the five weeks of highest demand, while Select Weekly Intervals allow Members to use these resorts during 17 weeks of traditionally lower demand. Weekly Intervals at the Club Regina Resorts are sold under the Company's flexible "floating time," "floating unit," and "floating location" program. This program allows a Member to use his or her Weekly Interval at any time during the season to which it relates, or any less expensive season at any Club Regina Resort. In addition, depending on the type of Weekly Interval purchased, the program gives a Club Regina Resorts Member the flexibility to: (i) elect the time of year to vacation at the Club Regina Resorts, (ii) stay at the Club Regina Resorts at different times during a single year by dividing such Member's week-long Weekly Interval into more than one segment, (iii) increase the number of weeks that such Member is entitled to stay at the Club Regina Resorts by dividing such Member's unit into smaller units, and (iv) buy an annual or bi-annual Weekly Interval. Furthermore, Members may divide their Weekly Intervals into three split-week segments and thereby spend a portion of a week at a resort at one time and the other two portions at the same or other resorts at other times. Finally, Club Regina Resorts Members with

Weekly Intervals for one- and two-bedroom units can divide their Weekly Intervals and use a single module within any such unit over two weeks. For example, under this program, subject to availability, a Member that purchased a two-bedroom unit could divide that unit into six different split week stays (three in one-bedroom accommodations and three in studio accommodations) over the year. Members who are at least 55 years old have the option, subject to availability, to accelerate the use of their Weekly Interval up to one extra week during the "Prime" season or two extra weeks during the "Select" season so long as such Members pay an additional service fee for each year that is accelerated. In addition, Members of Raintree Vacation Clubs also benefit from the Company's participation in the vacation interval exchange network operated by Resort Condominiums International, Inc. ("RCI"), the world's largest vacation interval exchange organization with approximately 2.2 million vacation interval owners as members. Membership in RCI entitles Members, subject to availability, to exchange their Weekly Intervals for occupancy at any of the approximately 3,100 other resorts participating in the RCI network. At Whistler, British Columbia, the Company sells a deeded interest to Weekly Interval purchasers. The Company has investigated the design and regulatory implications of integrating buyers of Weekly Intervals in Whistler into the vacation ownership club to which Club Regina Resort members belong, and has temporarily postponed such integration.

     Fractional Memberships. The Company's first vacation ownership resort featuring Fractional Memberships is The Teton Club in Jackson Hole, Wyoming. The sales office for The Teton Club opened in January 1999 and ground-breaking occurred in May 1999 with completion expected by late 2000. Memberships currently range from approximately $48,000 to over $320,000 depending upon the amount of time, season and size of unit, and reservations totalling approximately $21 million have been received through March 2000. The average reservation per membership to date is approximately $110,000. The Company intends to allow owners of Fractional Memberships to use other Raintree Resorts on an as available basis. The Teton Club features fully-furnished two- or three-bedroom units and includes memberships in The Teton Pines Country Club. Additionally, Fractional Memberships will allow a member to use his or her Fractional Interest as an interval at any time during the year, subject to availability and seasonal concentration restrictions. All units offering Fractional Memberships will feature luxury amenities such as steam showers and spa tubs; stone fireplaces; vaulted or high ceilings; and fully equipped kitchens. In addition, the Company intends to allow these members to use the Company's resorts containing Weekly Intervals as a part of the Company's plan to integrate the availability of resorts and the type of vacation experience desired by Members.

Sales and Marketing

     The Company believes its sales and marketing programs are among the most innovative and effective in the industry. For example, the Club Regina Resorts are located on properties shared with or co-operated luxury hotels that generally provide the Company with a steady source of high quality lead-generation. In addition, the Company has designed and implemented innovative marketing initiatives to attract affluent buyers of vacation intervals. These marketing venues include: promotional programs such as telemarketing, discount vacation packages; advantage points associated with airport shopping or auto rental; and off-site sales offices. In addition, the Company owns contemporary retail "theme stores" that offer high-end products associated with ecological consciousness, wildlife conservation, photography, art and local culture and plans to expand this community-oriented marketing venue because patrons of the theme stores tend to match the profiles of Members. All of these marketing venues are designed to create sales leads which are given to the Company's professionally trained sales representatives. The Company also markets directly to existing Members in terms of offering larger units (e.g. one bedroom to two bedroom) or additional weeks (e.g. add a week in a different season) or Fractional Interests. As a part of the services provided to Members, the Company offers financing to buyers of Weekly Intervals. The Company encourages larger down-payments (at least 15%) than industry standards on its Weekly Intervals to increase the quality of the pool of the Company's receivables ("Vacation Interval receivables").

     The Company sells Weekly Intervals through both on-site sales personnel at each of its Club Regina Resorts and at sales offices currently located throughout Mexico. A variety of marketing programs are employed to generate prospects for these sales efforts, theme stores, presentations to co-located hotel guests, as well as overnight mini-vacation packages, certificate programs, travel agencies, telemarketing, owner referrals and various destination-specific local marketing efforts. Additionally, incentive premiums are offered to co-located hotel guests to encourage resort tours, in the form of entertainment tickets, hotel stays, gift certificates or free meals. The Company's sales process is tailored to each prospective buyer based upon the marketing program that brought the prospective buyer to the resort for a sales presentation. Prospective target customers are identified through various means of profiling.

     At applicable Club Regina Resorts, the Company emphasizes marketing its Weekly Intervals to guests of co-located hotels. Programs directed to these guests have been consistently successful, both in the number of prospects generated and in the closing rate, due to the direct experience of such guests with the quality of the resorts and the likelihood that such guests, who typically belong to high income households, will prequalify to purchase Weekly

Intervals. In general, however, the Mexican and Canadian vacation ownership industry tends to follow seasonal buying patterns with peak sales occurring during the peak travel/tourism seasons, usually December through April and July through August. The timing of these purchases, however, may be affected by weather conditions and general or local economic conditions.

     Sales of Weekly Intervals at or near the Raintree Resorts locations are made through Company-owned theme stores, travel agencies and ground operators and other lead generation points located in airports or shopping centers, independently or in association with other businesses such as auto rental companies and restaurants. The Company's theme stores, one of the Company's most successful marketing programs, are retail businesses with a strong contemporary appeal to affluent tourists, offering products associated with ecological consciousness, wildlife, conservation and local culture, while at the same time promoting the resort and inviting customers to attend sales presentations. A share of these stores' profits is contributed to causes related to the stores' themes. Currently, there are theme locations in Los Cabos, Puerto Vallarta and Cancun. In Mexico, the Company also operates travel agencies in Los Cabos, Cancun and Puerto Vallarta which provide traditional travel services to Westin Hotel guests and potential members and also encourage their customers to attend a Raintree presentation. Under the Company's ground operator program, the Company also provides local transport and other services in each of Los Cabos, Puerto Vallarta and Cancun to visitors of many different resorts in these destinations and encourages those visitors to attend a Raintree presentation.

     The Company also focuses on selling Weekly Intervals through off-site sales centers in nine cities throughout Mexico. Each off-site sales office is staffed with a sales manager, an office administrator, salespeople, verification representatives and additional staff for guest registration and clerical assistance. In addition, by using data base-oriented marketing approaches including telemarketing, qualified prospects are offered mini-vacations, fly-in and drive-in programs as a method to introduce the benefits of membership to potential Members. Members are also contacted for referrals. Most recently, the "universal salesman" program has been instituted whereby potential Members are contacted by one representative of the Company, who is the potential Member's only contact with the Company through closing of the purchase. The Company believes that this program solves a significant problem in traditional vacation ownership marketing approaches, which is the lack of continuity in a customer's relationship with the seller.

     Finally, the Company believes that one of its best marketing resources is its current Members. Accordingly, the Company directs programs at these Members to encourage them to purchase additional Weekly Intervals and Fractional Interests. These programs include a points-based program by which Members who refer other potential Members to the Company are given awards, and its bonus week program whereby every new buyer is given a week to give to a friend or relative. The Company cross-markets its products to its Members, offering the right to upgrade in terms of a better season, additional weeks, additional rooms and larger units. Finally, the Company markets the opportunity to stay at the resort for additional days or weeks to Members as well as the right to rent additional units for guests accompanying the Member to the resort.

     Under the laws of the jurisdictions in which the Company sells Vacation Intervals, each purchaser has a right to rescind a purchase for a period ranging from 5 to 7 days. During 1999, the Company estimates its rescission rate to be less than 3% for Weekly Interval sales in Mexico and less than 6% for Weekly Interval sales in Canada.


Customer Financing

     Since an important part of the Company's sales strategy is the affordability of Vacation Intervals, the Company believes that it will be required to continue to finance a significant portion of its sales of such
Vacation Intervals. The Company has historically provided financing for approximately 67% of its Vacation Interval buyers and approximately 33% of all Vacation Interval buyers either pay cash at or within 60 days of closing. Prior to its purchase by the Company, Whiski Jack only provided third party sources of financing to its' Owners; however, the Company has begun providing in-house financing to such purchasers. Sales of Fractional Interests will generally continue to be financed by conventional financial or banking institutions. Buyers who finance through the Company are required to make an adequate down payment and pay the balance of the purchase price over one to 10 years. For the year ended December 31, 1999, the average down payment on a financed Vacation Interval was approximately 17% of its purchase price.

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

     At December 31, l999, the Company had a portfolio of approximately 8,300 Vacation Interval receivables amounting to approximately $64 million in outstanding principal amount, with a weighted average maturity of approximately five years, 53% of Vacation Interval receivables were U.S. dollar denominated, with a weighted average interest rate of approximately 15.0%, 9% of Vacation Interval receivables were denominated in pesos, with a weighted average interest rate of approximately 22.6%, 31% of Vacation Interval receivables were denominated in UDI's with a weighted average interest rate of approximately 8.3% and 7% of Vacation Interval receivables were Canadian dollar denominated with a weighted average interest rate of approximately 14.0%.

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

Flexible Membership Programs

     Each of the Club Regina Resorts has been rated "Gold Crown" by RCI (a rating given to the top 10% of all vacation interval resorts), thus giving Members with Weekly Intervals at those resorts superior interval exchange opportunities. In a 1995 study sponsored by the Alliance for Timeshare Excellence and ARDA, the exchange opportunity was cited by purchasers of weekly intervals as one of the most significant factors in determining whether to purchase a vacation ownership interval. This is particularly true given most weekly interval owners' propensity to travel. According to RCI, its members in the United States engage in an average of 25.7 personal travel days per year and an average of 6.2 domestic trips per year with an average duration of 4.2 days. Members in an interval exchange program are typically allowed to exchange one or more years of their vacation interval for an occupancy right in another participating resort, based upon availability and the payment of a variable exchange fee. A member may exchange his vacation interval for an occupancy right in another participating resort by listing the vacation interval as available with the exchange organization and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the member desires to travel, the size of the unit desired and the period during which occupancy is desired. Interval exchange programs usually assign a rating to each listed interval, based upon a number of factors, including the location and size of the unit, the quality of the resort and the period during which the interval is available, and attempts to satisfy the exchange request by providing an occupancy right in another interval with a similar rating. If an interval exchange program is unable to meet the member's initial request, it suggests alternative resorts based on availability.

     The Company's Weekly Interval membership programs at the Club Regina Resorts provide access to multiple resorts, allowing Members to tailor their vacations according to their schedule, desired length of stay, location preference and space requirement. For example, under the Company's flexible "floating time," "floating unit," and "floating location" program, each Member of the Club Regina Resorts is entitled to stay at any of the Club Regina Resorts. In addition, depending on the type of Weekly Interval purchased, the program gives a Club Regina Member the flexibility to: (i) elect the time of year to vacation at the Club Regina Resorts, (ii) stay at the Club Regina Resorts at different times during a single year by dividing such Member's Weekly Interval into more than one segment, (iii) increase the number of weeks that such Member is entitled to stay at the Club Regina Resorts by dividing such Member's unit into smaller units, and (iv) buy an annual or bi-annual Weekly Interval. In Whistler, the Company sells fixed weekly deeded interests. In addition, Members of Raintree Resorts may participate in the largest vacation interval exchange network in the world operated by Resort Condominiums International, Inc. ("RCI"), which entitles those Members, subject to availability, to exchange their Weekly Intervals for occupancy at any of the approximately 3,100 participating resorts. The Company's Fractional Memberships will also provide exchange for the use of any other Raintree Vacation Club. Given the innovative and flexible attributes of its products, the Company believes it should be able to establish an international brand name vacation ownership club.

The Raintree Resorts

     Overview. The following tables set forth certain information regarding the Company's resorts, current and planned Vacation Interval inventory, sales and average prices.


                       Resort Properties Under Management

                                                    Units(1)
                                             --------------------
                                    Date                              Total
Club Regina                        Opened    Current    Planned(2)    Units
-----------                        ------    -------     --------    --------
     Los Cabos..................     1/94      130        134 (3)      264
        Puerto Vallarta.........     6/92      204         --          204
        Cancun..................     3/91       69         --           69
        Acapulco................    10/98       59 (4)     28           87
     Whiski Jack
        Whistler, B.C...........     (5)       178         36 (6)      214
                                               ---        ---          ---
           Total................               640        198          838
                                               ===        ===          ===
     The Teton Club
        Jackson Hole, Wyoming...                           37           37
                                                          ===          ===

---------


(1) Units for Weekly Intervals contain one or two bedrooms and a common room with a kitchen while units for Fractional Interests contain two or three bedrooms and a common room with a kitchen.
(2) There can be no assurance that the Company's planned expansion will occur or that the number of units will equal the estimates set forth.
(3) The expansions at Los Cabos are in the planning stages and it is uncertain as to the precise number of units that may be developed.
(4)  The Company acquired the Villa Vera in December 1999.
(5) Whiski Jack Resorts, which was acquired in July 1998, has been in the vacation interval ownership business in Whistler, B.C. since 1978.
(6) The planned expansion in Whistler will be made primarily through the acquisition of existing condominium units in Whistler Village.


     At December 31, 1999, the Company had remaining vacation interval weeks of 5,241 in Mexico and 548 in Canada. The Company believes that the remaining weeks provide sufficient sales product for slightly more than one year of sales without any additional acquisitions or development of Vacation Intervals.



                                                       Weekly Intervals Sold/Average Price

                                                             Year Ended December 31,
                        ------------------------------------------------------------------------------------------------
                              1995               1996                 1997                1998               1999
                        ----------------    ----------------    ----------------    ----------------    ----------------
  Weekly                # Sold    Price     # Sold    Price     # Sold    Price     # Sold    Price     # Sold    Price
  ------                ------   -------    ------   -------    ------   -------    ------   -------    ------   -------
  Club Regina (1)        2,289   $10,941     2,508   $14,859     3,623   $14,163     3,563   $14,009     3,772   $13,520
  Whiski Jack (2)                                                                      533   $10,668       957   $12,368

--------------
(1)  Includes  vacation  interval  weeks sold by the  Predecessor  Business until August 17, 1997.
(2)  Includes  vacation  interval weeks sold by the Company only for the periods subsequent to July 27, 1998.


Club Regina Resorts

     Cancun. The Club Regina Resort at Cancun has offered Weekly Memberships since March 1991. Ricardo Legorreta designed this resort, which is on an 11-acre site at Punta Nizuc and is the first landmark tourists see after arriving in the Cancun hotel zone from the airport. The resort, including the co-located Westin hotel, consists of eight buildings and all rooms offer views of either the Caribbean or the Nichupte Lagoon. The total accommodations in the Raintree Resort in Cancun consist of 56 one-bedroom and 13 two-bedroom units.

     The Club Regina units are in a self-contained section of three buildings. This area has its own bar, snack bar, multi-purpose recreation room, delicatessen, swimming pool and Jacuzzi. Of the total of 69 apartments, 56 are one-bedroom, two-bath units with a maximum occupancy of four, and 13 have two bedrooms and three baths, with a maximum occupancy of six people. The units all have views of either the sea or lagoon, fully equipped kitchens, with stoves, dishwashers, microwave ovens, terraces with small Jacuzzis, televisions in both the living room and bedrooms, and other decorations and furnishings of a home.

     Amenities include restaurants and bars, five swimming pools, four whirlpools, two lighted tennis courts, a fitness center, a business center and several lobby shops including a boutique, a beauty salon and a sundries shop with magazines, books, tobacco goods and similar items. Members have priority access to a nearby Robert Trent Jones, Jr. 18-hole golf course.

     Puerto  Vallarta.  The Club Regina  Resort at Puerto  Vallarta  has offered
Weekly Memberships since it began operating. This Raintree Resort was inaugurated in June 1992 on a 21-acre site in the Marina Vallarta master-planned resort in Puerto Vallarta. Architect Javier Sordo Madaleno designed the resort and the co-located Westin Hotel within the framework of Puerto Vallarta's architectural tradition. The total accommodations in the Raintree Resort in Puerto Vallarta consist of 161 one bedroom and 42 two bedroom vacation ownership units. All of these facilities are distributed along an 875-foot beach facing the Pacific Ocean.

     The 203 Club Regina Resort units are distributed among the seven buildings in the complex. All have views of either the beach or the marina. Of the total, 161 are one-bedroom, two-bath units with a maximum occupancy of four; and 42 have two bedrooms and three baths, with a maximum occupancy of six. Each unit has a fully equipped kitchen (including stove, dishwasher, microwave oven) and its own Jacuzzi on a private terrace. Furnishings and decorations are consistent with the quality of the complex and the idea of a Raintree Resort vacation home. In the Club Regina Resort area there is a bar, snack bar, multi-purpose recreational room and delicatessen.

     Other amenities include five restaurants and bars, four swimming pools, three lighted tennis courts, a fitness center, a business center and shops. The surrounding Marina Vallarta community includes an 18-hole golf course, a marina with specialty shopping, and a separate large shopping center.

     Los Cabos. The Club Regina Resort at Los Cabos has offered Weekly Memberships since its inception. Javier Sordo Madaleno designed this Club Regina Resort, completed in January 1994, on a 15-acre site on the beach where the Pacific Ocean meets the Sea of Cortez. The two buildings of the co-located Westin Hotel feature a curvilinear design connecting two hills. Inspired in color and form by the surrounding desert, this eight story structure was constructed in native red stone. Bright, bold accents of hot pink, yellow and green highlight the garden oasis of tropical foliage. The 130 Club Regina Resort apartments are housed in neighboring two-story structures.

     The 130 Club Regina Resort vacation ownership units have been distributed in small buildings over the hilly topography to offer views of the beach and ocean. Of the total, 104 are one-bedroom, two-bath units with a maximum occupancy of four; and 26 have two bedrooms and three baths, with a maximum occupancy of six people. Each unit has a fully equipped kitchenette and its own Jacuzzi on a private balcony. Amenities include four restaurants and bars, three swimming pools, two lighted tennis courts, a fitness center, a business center and shops. There are five championship golf courses in the area, designed by Pete Dye, Robert Trent Jones, Jr., and Jack Nicklaus. Nearby, Cabo San Lucas has a marina with specialty shopping.

     The Company also owns approximately nine acres immediately adjacent to the Westin Regina Hotel on the west side ("Cabo West") which it acquired in 1998. The Company plans to develop Cabo West with approximately 100 two and three-bedroom units and a possible hotel. The development of Cabo West is contingent upon availability of financing on terms that it believes are economic. The Company has future plans to construct approximately 20 additional two-bedroom units, for 1,040 annual Weekly Intervals, on a property the Company owns adjacent to the east side of the Club Regina Resort at Los Cabos ("Cabo East"). There can be no assurance that such development will occur or that the number of Weekly Intervals added to the Company's inventory from such development will equal what is presently contemplated.

     Acapulco. The Club Regina Resort at Acapulco, also known as The Villa Vera Hotel, Spa & Racquet Club, consists of 59 units, suites and villas. The Company instituted an on-site marketing program in early 1999 targeting non-Member guests and designated rooms to be made available for Club Regina Resorts Members with Weekly Memberships prior to its December 1999 acquisition. The Villa Vera completed a renovation in April 1999, converting units for vacation interval ownership under the Club Regina program.

     The Villa Vera is located on the top of a mountain in the middle of the Acapulco bay, providing a privileged view complemented with a beautiful landscape of small white buildings surrounded by palm and fruit tree gardens.

Amenities include fourteen swimming pools, two paddle courts and two tennis courts. Consistent with the theme of the resort, the services of an amenity Spa were offered beginning in 1999, which services are comparable to ones found in the best Mexican and American Spas. Additional amenities include a gourmet restaurant, two pool bars, a meeting room and a house for special events. The resort is built on an approximately 7-acre site, and has approximately 2 acres of undeveloped land for future expansion.

     Cozumel. The Company owns approximately 54 acres of prime ocean-front property on Cozumel that it plans to develop in the future as a hotel and vacation ownership resort. Although the Company has conducted preliminary development activities for the Cozumel resort, it expects that the active development of this property will not occur until late 2000 or later.

Whiski Jack

     Whistler, British Colombia. The Raintree Resorts at Whistler, Canada, consist of the operations of Whiski Jack Resorts Ltd. in the popular mountain resort area of Whistler/Blackcomb, British Columbia. In July 1998, the Company acquired Whiski Jack, a leader in vacation ownership marketing and sales at Whistler/Blackcomb Mountain for almost 20 years. Whiski Jack has completed marketing fixed deeded weeks at nine different resorts in the Whistler Village area and the Company is currently marketing unsold inventories at five additional resorts. The Company recently purchased seven units at the new Intercontinental Cascades Hotel. In addition, the Company has 19 units under contract at the new Westin Whistler resort scheduled for completion in early 2000. The Company is also evaluating several other opportunities to acquire units in Whistler Village during 2000.

Teton Club

     Jackson Hole, Wyoming. The Raintree Resorts in the United States currently consists of one resort under development in Wyoming. The Company has entered into a partnership agreement with Jackson Hole Ski Corporation ("JHSC"), the owner and developer of the Teton Village ski area near Jackson Hole, Wyoming, through which the Company is developing The Teton Club containing 37 two- and three-bedroom units. The Teton Club is offering a deeded interest in the real estate in two or five week intervals and upon sell-out will consist of aproximately 590 memberships. Membership in Teton Pines Country Club while in residence at the Teton Club and ski privileges are included in the membership.

Certain Matters Regarding Formation of the Company

     Operating Agreements. As of August 18, 1997, the Company and an affiliate of Starwood Lodging Corporation ("Starwood") entered into an Operating Agreement for each of the then existing resorts in Cancun, Puerto Vallarta and Los Cabos ("Initial Resorts") and each co-located Westin Hotel, establishing the day-to-day operating relationship between the Westin Hotels and the Initial Resorts, including operating standards, plans, budgets, allocation of services, expansion and construction of additional facilities, and allocation of labor and other expenses. Each Operating Agreement is binding on any future owners of any Westin Hotel or Initial Resort. Each Operating Agreement provides that the applicable Initial Resort/Westin Hotel must be operated as a "first class" resort and establishes a procedure by which a joint operating plan and budget will be maintained by Starwood and the Company for the applicable resort. Additionally, Starwood must provide the same services to each Initial Resort as it provides to the adjacent Westin Hotel and additional services may be contracted for, subject to the first class standard and appropriate allocation of costs between the applicable Westin Hotel and Initial Resort. Each Operating Agreement prohibits the applicable Initial Resort from renting, selling or marketing  any units on a  transient  basis  except  with  respect  to:  (i) the provision of complimentary accommodations to prospective members that participate in marketing presentations arranged by such resort, (ii) the rental of units to wholesalers specifically targeting potential purchasers, (iii) the rental of units to persons accompanied by respective Members, and (iv) the rental of units to vacation ownership operators experiencing overflow in their facilities. If any Initial Resort rents or sells a unit on a transient basis not described above, then the Company will be subject to significant penalties. Starwood currently rents 40 rooms at Los Cabos and the Company has rented the "Pink Tower" of the Westin Regina at Cancun.

     Asset Management Agreement. In connection with Starwood's purchase of the Westin Hotels from the Company on August 18, 1997, the Company and Starwood entered into an Asset Management Agreement, which has a term of 50 years. Pursuant to this agreement, the Company retained an interest in the net cash flows of the Westin Hotels equal to 20% of the net cash flow of the Westin Hotels in excess of approximately $18.5 million per year (the "Base Amount"). After December 31, 2000, the Base Amount will decrease pursuant to a formula. The Company began recognizing revenue from the Asset Management Agreement in 1999, which amounted to $275,000 based on the partial year 1997 and 1998. The Company is also entitled to 20% of the net sale proceeds of the Westin Hotels subject to the priority return to Starwood upon a sale.

     Trusts. The Initial Resorts are held through trusts. These trusts were created on August 18, 1997, when three separate trust agreements (the "Trust Agreements") were entered into among the Company's three operating subsidiaries ("Operating Subsidiaries"), a subsidiary of CR Mexico and Bancomer, as trustee, pursuant to which title to the Resorts was transferred to Bancomer, acting solely in its capacity as trustee. Originally, under the Trust Agreements, the Operating Subsidiaries had the right to use and exploit the vacation ownership units until August 18, 2027 (the "Initial Term"), and a subsidiary of CR Mexico had the right to hold direct title to the vacation ownership condominium units after August 19, 2027 (the "Remainder Rights"). In March 1998, the Trust Agreements were modified to extend the Initial Term from 30 to 50 years. The Company has assigned the proportional beneficial interests to trusts for the benefit of Members who purchased their interest from the Company subsequent to August 18, 1997.

Government Regulation

     General. The Company's marketing and sales of Vacation Intervals and certain of its other operations are subject to extensive regulation by the states and foreign jurisdictions in which the Raintree Resorts are located and in which Vacation Intervals are marketed and sold.

     Most U.S. states and Canadian provinces have adopted specific laws and regulations regarding the sale of weekly interval ownership programs. Washington, Oregon, California, Hawaii and British Columbia require the Company to register the Raintree Resorts, the Company's vacation program, and the number of Vacation Intervals available for sale in such state or province with a designated state or provincial authority. The Company must amend its registration if it desires to increase the number of Vacation Intervals registered for sale in that state or province. Either the Company or the state or provincial authority assembles a detailed offering statement describing the Company and all material aspects of the project and sale of Vacation Intervals. The Company is required to deliver the offering statement to all new purchasers of Vacation Intervals, together with certain additional information concerning the terms of the purchase. Laws in each state where the Company sells Vacation Intervals grant the purchaser of Vacation Intervals the right to cancel a contract of purchase at any time within a period ranging from three to seven calendar days following the later of the date the contract was signed or the date the purchaser received the last of the documents required to be provided by the Company. Most states have other laws which regulate the Company's activities, such as real estate licensure laws, laws relating to the use of public accommodations and facilities by disabled persons, sellers of travel licensure laws, anti-fraud laws, advertising laws, and labor laws.

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

     The Mexican Ministry of Tourism (Secretaria de Turismo) is the principal regulator of the Company's activities in the tourism services area. The Company believes that it has obtained from the Mexican Ministry of Tourism, and registered in the Mexican National Tourism Registry, all material permits required for the operation of the Club Regina Resorts. In order to maintain registration under the Mexican National Tourism Registry, services such as restaurants and bars must be provided at the Club Regina Resorts. The Company expects to cause these services to be rendered by Starwood and Westin pursuant to the Operating Agreements. See "Certain Considerations -- Recent Acquisition; Lack of Prior Operating History." The Company also believes that it is in material compliance with all federal, state, local and foreign laws and regulations to which it and its Weekly Intervals marketing and sale activities are or may be subject. However, no assurance can be given that the cost of qualifying under weekly interval ownership regulations in all jurisdictions in which the Company desires to conduct sales will not be significant. Any failure to comply with applicable laws or regulations could have a material adverse effect on the Company.

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

     The Company's present operations and development activities in Mexico, Canada and the United States are subject to Mexican, Canadian and U.S. federal, state and local laws and regulations, respectively, relating to the protection of the environment, including those concerning water supply, wastewater, noise, soil pollution and generation and handling of hazardous waste and materials and environmental impact. The possibility exists that in the future the Company and its facilities and operations will encounter (i) newer and stricter federal, state or local environmental laws and regulations, (ii) more rigorous interpretations of existing environmental laws and regulations, and/or (iii) stricter enforcement of federal, state and local environmental law regulations.

     The Company believes that the Raintree Resorts are in compliance in all material respects with all federal, state and local laws and regulations relating to water, atmospheric pollution, hazardous wastes or substances, in all jurisdictions in which it currently operates or develops operations. The Company has not been notified by any environmental authority or any third party, of any material noncompliance, liability or claim related to those environmental matters in connection with any of its present properties.

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


Certain Considerations

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

     Substantial Leverage and Ability to Service Debt. The Company is, and will continue to be, highly leveraged, with substantial debt service in addition to operating expenses and planned capital expenditures. The Company's level of indebtedness will have several important effects on its future operations, and could have important consequences to the holders of the Company's common stock, including, without limitation, (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest and principal on its indebtedness, (ii) covenants contained in the indenture governing the Senior Notes (the "Indenture") and the loans and credit agreements with Bancomer, FINOVA, and Textron ("Loans and Credit Facilities") will require the Company to meet certain financial tests, and other restrictions will limit its ability to pay dividends, borrow additional funds or to dispose of assets, and may effect the Company's flexibility in planning for, and reacting to, changes in its business, including possible acquisition activities, (iii) the Company's leveraged position will substantially increase its vulnerability to adverse changes in general economic, industry and competitive conditions, (iv) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited, and (v) in the event of a change of control of the

Company, the Company may be required to purchase all of the outstanding Senior Notes at 101% of the principal amount, as the case may be, of the Senior Notes plus any accrued and unpaid interest thereon, and Additional Interest (as defined in the Indenture), if any, to the date of purchase. The exercise by the holders of the Senior Notes of their rights to require the Company to offer to purchase Senior Notes upon a change of control could also cause a default under other indebtedness of the Company, even if the change of control itself does not, because of the financial effect of such purchase on the Company. The Company's ability to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company's future performance, which will be subject to general economic, industry and competitive conditions and to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt, it may be required, among other things to seek additional financing in the debt or equity markets, to refinance or restructure all or a portion of its indebtedness, including the Senior Notes, to sell selected assets, or to reduce or delay planned capital expenditures.

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

     In addition, as the Company expands its resort locations to resorts catering to snow skiing, golf, hiking, fishing and other pursuits, the Company plans to market additional Vacation Intervals available to existing Members.
There can be no assurance that the Company will be able to implement such marketing programs on an economic basis, if at all. Finally, there can be no assurance that the Company or other businesses acquired in the future will achieve anticipated revenues and earnings.

     Development and Construction Risks. The Company intends to construct, redevelop, convert and expand additional resorts. There can be no assurance that the Company will complete the expansion plans set forth in "Business -- The Raintree Resorts" and "Business -- Growth Strategy" or undertake to develop other resorts or complete such development if undertaken. Risks associated with the Company's development, construction and redevelopment/conversion activities may include the risks that: (i) acquisition and/or development opportunities may be abandoned; (ii) construction costs of a property may exceed original estimates, possibly making the resort uneconomical or unprofitable; (iii) sales of Vacation Intervals at a newly completed property may be insufficient to make the property profitable; (iv) financing may not be available on favorable terms for the development of, or the continued sales of Vacation Intervals at, a property; (v) construction may not be completed on schedule, resulting in decreased revenues and increased interest expense and (vi) borrowing capacity may be limited by the Company's existing indebtedness. In addition, the Company's construction activities will typically be performed by third-party contractors, the timing, quality and completion of which the Company will be unable to control. Furthermore, construction claims may be asserted against the Company for construction defects and such claims may give rise to liabilities. New development activities, regardless of whether they are ultimately successful, typically require a substantial portion of management's time and attention. Development activities are also subject to risks relating to the Company's inability to: (i) obtain, or avoid delays in obtaining, all necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, (ii) coordinate construction activities with the process of obtaining such permits and authorizations, and (iii) obtain the financing necessary to complete the necessary acquisition, construction, and/or conversion work. In addition, local laws may impose liability on property developers with respect to construction defects discovered, or repairs made by future owners of such property. Pursuant to such laws, future owners may recover from the Company amounts in connection with any repairs made to the developed property. Finally, to the extent the Company elects to develop properties adjacent to luxury hotels to provide Members with service offered to guests of such hotels, the Company will need to negotiate the terms by which such hotels would provide services to the Company and to the Members. There can be no assurance that the Company will be able to negotiate such terms on a basis that is favorable to the Company.

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

     Adverse Mexican Economic Conditions and Government Policies. The following information was derived in part from the Form 18-K, as amended, filed by the United Mexican States with the Commission on June 20, 1997, and updated with Form 18-K, as amended, filed by the United Mexican States with the Commission on January 10, 2000. The Company does not warrant the accuracy or completeness of such information.

     Because the Club Regina Resorts are located in Mexico and a significant percentage of the owners of Weekly Intervals are Mexican nationals (approximately 45% as of December 31, 1999), the Company's financial condition and results of operations are greatly affected by the strength of the Mexican economy.

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

     According to preliminary figures, gross domestic product increased by 3.2% in real terms in the first nine months of 1999, as compared with the same period of 1998. Furthermore, inflation during the first eleven months of 1999 was 11.2%, as compared with 15.8% in the same period of 1998. Also, during 1999, interest rates on 28-day

Cetes averaged 21.4% and interest rates on 91-day Cetes averaged 22.4%, as compared with average rates on 28-day and 91-day Cetes of 24.8% and 26.2%, respectively, during 1998. The assumptions and targets underlying Mexico's 2000 budget, as embodied in the Criterios Generales de Politica Economica (General Economic Policy Guidelines) for 2000, provides for real gross domestic product growth of 4.5%, an average rate on the 28-day Cetes of 16.4%, and an average exchange rate of 10.4 pesos per US dollar. There can be no assurance that the economic plan of the Mexican government will achieve its stated goals or the improvement of the Mexican economy will continue in future periods.

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

     In addition, presidential elections are scheduled to be held on July 2, 2000, which are generally perceived to be the most democratic in the country's recent history, with a higher chance of an opposing party winning and ending President Ernesto Zedillo's term. The electoral environment may adversely affect or slow down the economy and the business of the Company in Mexico, and may also have an adverse effect on the foreign investment dependent free exchange rate floating system of Mexico.

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

     Future declines in the gross domestic product of Mexico, continued high rates of inflation in Mexico or other adverse social, political or economic developments in or affecting Mexico or other emerging market countries could have a generally adverse effect on the Mexican economy, which could result in a material adverse effect on the Company's business, results of operations, financial condition, ability to obtain financing and prospects and on the market price of the Company's securities. Finally, securities of companies, such as Raintree, with significant exposure to emerging markets are, to varying degrees, influenced by economic and market conditions in other emerging market countries. Although economic conditions are different in each country, investors' reactions to developments in one country may have effects on the securities of issuers in other countries. There can be no assurance that the trading price of the Common Stock will not be adversely affected by events elsewhere, especially in emerging market countries.

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

     Exchange Rates. The value of the peso has been subject to significant fluctuations with respect to the U.S. dollar in the past and may be subject to significant fluctuations in the future. The peso has experienced significant fluctuations in short time periods including a major decline in March 1994 (following the assassination of a leading candidate in Mexico's presidential elections) of that year. Between January 1, 1995 and December 31, 1999, the Mexican peso depreciated an additional 80.3% to Ps. 9.5 per U.S. dollar at December 31, 1999 and fluctuated from a high, relative to the U.S. dollar, of Ps.5.27 to a low, relative to the U.S. dollar, of Ps.10.6. No assurance can be given that the peso will not further depreciate in value relative to the U.S. dollar in the future.

     According to preliminary figures, during the first nine months of 1999, Mexico's international payments current account registered a deficit of US $9.7 billion, 14.2% less than the deficit of US $11.3 billion registered in the same period of 1998. At December 30, 1999, Mexico's international reserves totaled US $30.7 billion, an increase of US $593 million from December 30, 1998.

     Also, during 1999, the Foreign Exchange Commission of Mexico maintained the size limit of its monthly auctions of options to sell dollars to Banco de Mexico at US $250 million per month. During this period, Banco de Mexico accumulated international assets totaling US $2.2 billion through this program.

     Furthermore, in February 1997, the Foreign Exchange Commission of Mexico established a program enabling the Banco de Mexico to sell up to US $200 million to Mexican commercial banks pursuant to an auction mechanism on any day in which the peso/dollar exchange rate announced by Banco de Mexico and applicable to the payment of obligations denominated in foreign currencies exceeds the applicable rate on the preceding business day by more than 2%. Banco de Mexico has not sold dollars under this program since May 25, 1999.

     The Mexican economy has suffered balance of payment deficits and shortages in foreign exchange reserves in the past. The Mexican government does not currently restrict the ability of Mexican or foreign persons or entities to convert pesos to U.S. dollars. As noted in the foregoing, however, it does exercise some degree of control over foreign currency markets, and no assurance can be given that the Mexican government will not institute a restrictive exchange control policy in the future. Any such restrictive exchange control policy could adversely affect the Company's ability to convert dividends or other payments received in pesos into U.S. dollars, and could also have a material adverse effect on the Company's business and financial condition.

     The following table sets forth, for the periods indicated, the high, low, average and period-end free market rate for the purchase and sale of U.S. dollars (presented in each case as the average between such purchase and sale rates), expressed in pesos per U.S. dollar.

                                Free Market Rate
                  -------------------------------------------
 Year Ended                                            Period
 December 31       High       Low       Average(1)       End
 -----------      ------     -----      ---------      ------
   1992            3.12       3.08        3.10          3.12
   1993            3.33       3.12        3.17          3.33
   1994            5.75       3.11        3.39          5.00
   1995            8.05       5.27        6.42          7.69
   1996            8.05       7.33        7.61          7.88
   1997            8.43       7.71        8.07          8.06
   1998           10.63       8.04        9.16          9.90
   1999           10.60       9.24        9.55          9.53

----------
(1) Average exchange rates represent the annual average of the daily free exchange rates.

Source: Banco de Mexico until November 5, 1993, with the free market rate representing the average of the buy and sell rates on the relevant dates. Commencing November 8, 1993, the free market rate is the Noon Buying Rate for Mexican pesos reported by the Federal Reserve of the United States.


     Seasonality. The Mexican and Canadian vacation ownership industry in general tends to follow seasonal buying patterns with peak sales occurring during the peak travel/tourism seasons, usually December through April and July and August. In Mexico, American tourists tend to vacation in the destinations where the Club Regina Resorts are located in the December through April season while Mexican tourists tend to travel to these destinations more frequently during the summer months. The timing of these purchasers, however, may be effected by weather conditions and general and local economic conditions. Seasonality influences could have a material adverse effect on the Company's operations.

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

     Geographic Concentration in Mexico; Concentration of Customers in North America. Until July 1998, the Company only sold Vacation Intervals in Mexico. At December 31, 1999 approximately 34% of Members resided in Mexico. The Company intends to continue to sell Vacation Intervals in Mexico and to initiate registration to permit sales in selected locations in the United States. Since most of the Company's sales offices are currently located in Mexico, any economic downturn in Mexico could have a disproportionate material adverse effect on the Company's business, results of operations and financial condition. In addition, at December 31, 1999, approximately 66% of the Company's Members resided in the United States or Canada, and as a result, the Company may be vulnerable to downturns in the U.S. and Canadian economies as well.

     Competition. The Company is subject to significant competition from other entities engaged in the business of resort development, sales and operation, including vacation interval ownership, condominiums, hotels and motels. Some of the world's most recognized lodging, hospitality and entertainment companies have begun to develop and sell vacation intervals in resort properties. Major companies that now operate or are developing or planning to develop vacation ownership resorts include Marriott International, Inc., The Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels & Resorts, Inc., Intercontinental Hotels and Resorts, Inc., Westin, and Cardinal Cruise Lines. In addition, other publicly-traded companies in the vacation ownership industry, such as Sunterra Resorts, Inc., Trendwest Resorts, Inc., Bluegreen Corp., and SilverLeaf, Inc. currently compete, or may compete, with the Company. The Company believes that the fractional interest segment of the vacation ownership market is highly fragmented and, although no major company competitors exist, includes such competitors as Franz Klammer Lodge in Telluride, Resort Quest International, Inc., a company specializing in vacation home rentals and America Skiing Corporation, which sell one-quarter share interests in vacation homes at certain of its ski locations. Many of these entities possess significantly greater financial, marketing and other resources than those of the Company. Management believes that recent and potential future consolidation in the vacation interval industry will increase industry competition.

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

Employees

     At December 31, 1999, the Company employed 401 full-time and 47 part-time persons, with 261 persons in Mexico, 175 persons in Canada and 12 persons in the United States. Furthermore, at December 31, 1999, the Company utilized 890 contract persons primarily as independent sales agents. The Company believes employee relations are good.

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

ITEM 6 - SELECTED FINANCIAL DATA

     The historical income statement data presented below for Desarrollos Turisticos Regina S. de R.L. de C.V. and its subsidiaries ("Predecessor Business") was derived from the historical financial statements of the Predecessor Business and includes the use of the lease accounting method for the Vacation Interval revenues reported by the combined resorts, because the Predecessor Business did not sell Vacation Intervals that met the requirements for the full accrual method of accounting. The historical income statement data presented below for the Company uses the full accrual method of accounting subsequent to the date it purchased the vacation ownership segment ("Club Regina Resorts") of the Predecessor Business.

     The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements of the Company and the Predecessor Business and the notes thereto included elsewhere herein.

                                                  Summarized Historical Financial Data

                                                   Vacation Ownership Segment
                                                 of Predecessor Business  (1) (2)                      Company
                                              ------------------------------------      ------------------------------------
                                                                         Seven and
                                                    (Unaudited)          1/2 months
                                             Years Ended December 31,      Ended              Years Ended December 31,
                                              ----------------------     August 17,     ------------------------------------
                                                1995          1996          1997         1997(4)        1998          1999
                                              --------      --------      --------      --------      --------      --------
Historical Income Statement Data:                              (in thousands except share and per share data)
Vacation ownership revenues:
Vacation Interval sales ....................  $ 25,034      $ 37,263      $ 31,479
   Less amounts deferred ...................   (24,461)      (36,435)      (30,653)
   Plus amounts recognized .................     1,131         2,039         1,650
                                              --------      --------      --------
     Total Vacation Interval revenue .......     1,704         2,867         2,476      $ 18,098      $ 56,508      $ 62,749
Rental and service fee income ..............     4,105         5,497         7,021         3,896         8,926         8,888
Interest income on Vacation Interval
     receivables ...........................     1,839         3,294         3,277         1,557         5,848         7,252
Other income ...............................       690           760         1,329         2,153         2,701         2,514
                                              --------      --------      --------      --------      --------      --------
Total vacation ownership revenues...........     8,338        12,418        14,103        25,704        73,983        81,403
Costs and operating expenses
   Cost of Vacation Interval sales .........                                               4,569        13,161        17,007
   Provision for doubtful accounts .........                                               2,318         4,450         5,242
Advertising, sales and marketing
   Commissions paid ........................     4,919         7,108         5,512
     Less amount deferred ..................    (4,824)       (5,807)       (5,413)
     Plus amount recognized ................       178           303           313
   Advertising, sales and marketing ........     4,128         3,829         4,899
                                              --------      --------      --------
     Total advertising, sales and marketing.     4,401         5,433         5,311         8,576        23,874        29,343
   Maintenance and energy ..................     3,183         3,798         4,669         1,938         8,013        11,387
   General and administrative ..............     6,637        5,400          4,504         5,417        11,463        10,888
   Depreciation (3).........................        --            --            --            49           620           973
   Amortization of goodwill ................        --            --            --            --         2,885         1,606
                                              --------      --------      --------      --------      --------      --------
Total costs and operating expenses..........    14,221        14,631        14,484        22,867        64,466        76,446
                                              --------      --------      --------      --------      --------      --------
Operating income (loss) from vacation
   ownership operations ....................    (5,883)       (2,213)         (381)        2,837         9,517         4,957
   Interest expense, net ...................     3,884         3,108         2,827         3,931        14,947        17,958
   Equity in losses on equity investments           --            --            --            --            25           352
   Foreign currency exchange (gains) losses,
     net ...................................     2,464          (351)           74         1,333         4,274          (801)
                                              --------      --------      --------      --------      --------      --------
Loss from vacation ownership
   operations before provision for taxes ...   (12,231)       (4,970)       (3,282)       (2,427)       (9,729)      (12,552)
   Foreign income and asset taxes...........     3,356         3,312         1,756           909           672           709
                                              --------      --------      --------      --------      --------      --------
Net loss from vacation ownership operations
   before preferred stock dividend .........   (15,587)       (8,282)       (5,038)       (3,336)      (10,401)      (13,261)
                                              --------      --------      --------      --------      --------      --------
Preferred stock dividends...................        --           --             --           232           711           675
                                              --------      --------      --------      --------      --------      --------

Net loss attributable to common shareholders  $(15,587)     $ (8,282)     $ (5,038)     $ (3,568)     $(11,112)     $(13,936)
                                              ========      ========      ========      ========      ========      ========

Net loss from operations per share .........                                            $  (0.40)     $  (1.03)     $  (1.29)
                                                                                        ========      ========      ========

Basic and diluted weighted average shares ..                                           8,843,383    10,747,409    10,766,300
                                                                                       =========    ==========    ==========

Other Historical Financial Data:
   EBITDA (5)...............................  $ (5,883)     $ (2,213)     $   (381)     $  2,886      $ 13,022      $  7,536
                                              ========      ========      ========      ========      ========      ========

----------

(1)  The financial  data was derived from the Combined  Historical  Financial  Statements  of the  Predecessor  Business  which were prepared in accordance with United States generally  accepted  accounting  principles ("U.S.  GAAP").  The historical  vacation ownership segment  information was prepared by identifying the direct vacation  ownership  revenues and expenses and allocating the vacation  ownership  segment and the hotel shared  expenses based on the relative number of total rooms at the beginning of each period.  The operating results of the hotel segment were reported by the Predecessor  Business as discontinued  operations and accordingly, are not included in this presentation.
(2)  Because the Company acquired perpetual ownership of the Club Regina Resorts, which had been sold by the Predecessor Business as a 30 to 50 year  memberships  to its  customers,  the  historical  financial  information  has been prepared by using the lease accounting  method as required by U.S.  GAAP,  which  required the  Predecessor  Business to recognize  annually only 1/30th of cumulative vacation ownership revenues,  net of cumulative provisions for doubtful accounts and cumulative commission expenses.
     For periods after August 17, 1997,  financial data is presented  using the full accrual method of accounting in accordance with
     SFAS No. 66 rather than the lease  accounting  method.  See  "Management's  Discussion and Analysis of Financial  Condition and
     Results of Operations."
(3)  Depreciation was not recognized by the Predecessor Business during the periods presented because the prior owner had recorded a significant  impairment loss in 1994 and the assets of the combined hotels and Club Regina Resorts were held for sale from then until their sale on August 18, 1997. The Company's Historical  Consolidated Statement of Operations for the year ended December
     31, 1997 includes the operations of the purchased Club Regina Resorts only for the period August 18, 1997 through  December 31,
     1997.


                                       19


(4)  Reflects the results of  operations of the Company for the twelve months ended  December 31, 1997  including  operations of the acquired Club Regina  Resorts for the period from August 18, 1997 through  December 31, 1997,  and does not include  results of operations of the Predecessor Business. The Company had no vacation ownership business activity prior to August 18, 1997.
(5)  EBITDA represents net income before interest expense, taxes, depreciation and amortization,  and also includes equity in losses on equity investments, foreign currency exchange gains and losses and preferred stock dividends. EBITDA is presented because it is a widely accepted financial  indicator of a company's ability to service and/or incur indebtedness.  However,  EBITDA should not be construed as a substitute for income from  operations,  net income or cash flows from operating  activities in analyzing the  Company's  operating  performance,  financial  position and cash flows.  The EBITDA  measure  presented  herein may not be comparable to EBITDA as presented by other companies.

     The following table reconciles historical EBITDA to historical net loss reported for the vacation ownership segment:



                                                   Vacation Ownership Segment
                                                    of Predecessor Business                           Company
                                              ------------------------------------      ------------------------------------
                                                                         Seven and
                                                    (Unaudited)          1/2 months
                                             Years Ended December 31,      Ended              Years Ended December 31,
                                              ----------------------     August 17,     ------------------------------------
                                                1995          1996          1997          1997          1998          1999
                                              --------      --------      --------      --------      --------      --------
                                                                              (in thousands)
Net loss available to common stockholders ..  $(15,587)     $ (8,282)     $ (5,038)     $ (3,568)     $(11,112)     $(13,936)
Interest expense, net  .....................     3,884         3,108         2,827         3,931        14,947        17,958
Foreign income and asset taxes .............     3,356         3,312         1,756           909           672           709
Depreciation and amortization  .............        --            --            --            49         3,505         2,579
Equity in losses on equity investments .....        --            --            --            --            25           352
Foreign currency exchange (gains)
   losses, net..............................     2,464          (351)           74         1,333         4,274          (801)
Preferred stock dividends ..................        --            --            --           232           711           675
                                              --------      --------      --------      --------      --------      --------
EBITDA .....................................  $ (5,883)     $ (2,213)     $   (381)     $  2,886      $ 13,022      $  7,536
                                              ========      ========      ========      ========      ========      ========


Historical Consolidated Balance Sheet Data


                                                                                             Years Ended December 31,
                                                                                    -----------------------------------------
                                                                                      1997             1998            1999
                                                                                    ---------       ---------       ---------
                                                                                                  (in thousands)
Cash and cash equivalents ..............................................            $   9,005       $   2,960       $   8,311
Vacation Interval receivables and other trade receivables, net .........               41,915          51,835          61,232
Land held for vacation ownership development ...........................               12,405          22,170          24,119
Facilities and office furniture and equipment...........................                1,542           3,046           5,255
Cost of unsold vacation ownership intervals and related memberships ....               33,178          27,606          23,605
Total assets ...........................................................              119,979         129,667         145,871
Notes payable ..........................................................                1,000          17,135          44,787
Senior Notes, due 2004, net of unamortized original issue discount .....               90,780          92,093          93,426
Redeemable Preferred Stock .............................................                   --              --           5,143
Shareholders' investment (deficit) .....................................               13,052           4,943         (14,712)

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the "Selected Financial Data" and related notes thereto.

COMPANY FORMATION AND INITIAL OPERATIONS IN MEXICO

     The Company was organized to seek acquisition opportunities within the vacation ownership industry. On August 18, 1997, the Company acquired the Club Regina Resorts in Mexico for approximately $86.8 million. In connection with the purchase transactions, the Company placed the property underlying each of the three Club Regina Resort properties into three separate trusts held by the Company's operating subsidiaries that were established for each resort. The operating subsidiaries have the right (the "Present Interests") to use the Club Regina Resorts for a period of 30 years ending August 18, 2027. A separate subsidiary of the Company owns rights (the "Remainder Interests") pursuant to which it has the right to indefinitely use the Club Regina Resorts after August 18, 2027.

     Until March 13, 1998, the Predecessor Business and the Company sold a right to use a vacation ownership unit ("Vacation Interval") for a period of 30 years. This 30-year period was initially selected because Mexican law limited property ownership by trusts to 30 years. Subsequently, Mexican law was changed to allow a trust ownership period of 50 years and in March 1998, the Company began selling a 50-year Vacation Interval. The 30-year Vacation Intervals that had been sold prior to the acquisition, however, were not extended to 50 years, and the Company began selling an extension to these pre-acquisition Vacation Interval owners.

     At June 30, 1998, the Company assigned a proportional beneficial interest of the Remainder Interests to each purchaser of Vacation Intervals who had bought subsequent to the August 18, 1997 acquisition. This structure also provides for the economic interest in the Vacation Interval to be transferred to the purchaser and allows for the use of full accrual accounting method of profit recognition for sales made by the Company.

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

ACQUISITION OF VILLA VERA

     On December 1, 1999, the Company acquired the Villa Vera Hotel, Spa & Racquet Club ("Villa Vera") for approximately $6.2 million. The acquisition was accounted for as a purchase and, accordingly, the results of operations are included in the financial statements only for the periods subsequent to the date of acquisition.

RESULTS OF OPERATIONS

     The following  discussion  should be read in conjunction with the preceding
Item 6 "Selected Financial Data" and the Company's Financial Statements and the notes thereto and other financial data included elsewhere in this Form 10-K. The following Management's Discussion and Analysis of Financial Conditions and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements.

Segment Results

     General. The Company has only one line of business, which develops, markets and operates luxury vacation ownership resorts in three geographic areas; Mexico, Canada and the United States. The United States operations are carried out through a joint venture accounted for on the equity method of accounting. The Company's reportable segments are based on geographic area. The reportable segments are managed separately due to their geographic location with managers focused on improving and expanding each segment's operations. However resource allocation is not based on individual country results, but based on the best location for future resorts in order to enhance the Company's overall ability to sell timeshare under a club concept. Revenues are attributed to countries based on the location of the vacation ownership resorts. The following presents segment data in thousands:

                                        For the years ended December 31,
                        -----------------------------------------------------------------

                                               Operating
                           Net                  Income                 Capital
                          Sales         %       (Loss)         %     Expenditures     %
                        ---------    ------    ---------    ------    ---------    ------

 1999 -
 Mexico                 $  66,955      82.3%   $   7,555     152.4%   $   4,780      75.7%
 Canada                    14,403      17.7%         381       7.7%         616       9.7%
 Corporate and other           45        --       (2,979)    (60.1)%        922      14.6%
                        ---------    ------    ---------    ------    ---------    ------
    Total               $  81,403     100.0%   $   4,957     100.0%   $   6,318     100.0%
                        =========    ======    =========    ======    =========    ======

 1998 -
 Mexico                 $  66,036      89.3%   $  13,481     141.7%   $  11,381      97.0%
 Canada                     6,524       8.8%      (1,550)    (16.3)%        163       1.4%
 Corporate and other        1,423       1.9%      (2,414)    (25.4)%        190       1.6%
                        ---------    ------    ---------    ------    ---------    ------
    Total               $  73,983     100.0%   $   9,517     100.0%   $  11,734     100.0%
                        =========    ======    =========    ======    =========    ======

 1997 -
 Mexico                 $  24,857      96.7%   $   3,670     129.4%   $     930      94.8%
 Corporate and other          847       3.3%        (833)    (29.4)%         51       5.2%
                        ---------    ------    ---------    ------    ---------    ------
    Total               $  25,704     100.0%   $   2,837     100.0%   $     981     100.0%
                        =========    ======    =========    ======    =========    ======

     Segment Results - Acquisition Periods. The results presented above include the results of operations of the Canadian segment, Whiski Jack, which was acquired on July 24, 1998 and for the Mexican segment, Club Regina, which was acquired on August 18, 1997. The variations in operations between 1999 and 1998 noted for Whiski Jack are due to the reporting of post-acquisition partial-year results in 1998 for the period subsequent to the date of acquisition, July 24, 1998. The variations in operations between 1998 and 1997 noted for Club Regina are due to the reporting of post-acquisition partial-year results in 1997 for the period subsequent to the date of acquisition, August 18, 1997. Additionally, the Company had no vacation ownership business activity prior to August 18, 1997.

     Mexico's Segment Results - 1999 Compared to 1998. Net sales increased marginally approximately 0.9 million, or 1.4%, during 1999. Operating income decreased approximately $5.9 million. The decrease in operating income results from an overall increase in cost of Vacation Interval sales, provision for doubtful accounts, advertising, sales and marketing and maintenance and energy. See "Consolidated Results" and "Mexico's Inflation and Currency Changes" for additional information.

Mexico's Inflation and Currency Changes

     Since December 1994, Mexico has experienced difficult economic conditions, including significant devaluation and volatility of the peso with respect to the U.S. dollar, reduced economic activity, higher inflation, and high interest rates. Through 1998, Mexico was considered a highly inflationary economy for purposes of applying SFAS 52, since the three-year cumulative rate of inflation exceeded 100%. Effective January 1, 1999, Mexico was no longer considered a highly inflationary economy. The financial statements of the Company were prepared for all periods using the U.S. dollar as the functional currency. The U.S. dollar is used since the debts are payable in U.S. dollars and prices were generally established in U.S. dollars.

     The effects of the Mexican peso on the Company are tempered because the Company sells certain of its Vacation Intervals for U.S. dollars and adjusts the price of Vacation Intervals sold for pesos to keep the revenue from such sales constant in dollar terms. Therefore, devaluation and inflation of the peso have not affected the Company's revenue from customers who purchase Vacation Intervals without financing them. However, approximately 67% of the Company's customers in Mexico elect to finance their purchase of Vacation Intervals through the Company. Of those financed, approximately 31.4% of Mexico's Vacation Interval receivables are denominated in UDI's which insulate the Company from effects of peso inflation over extended time periods with respect to those receivables. However, the Company is not insulated from the effect of changes in the U.S dollar/peso exchange rate with respect to UDI receivables or the 9.4% of Mexico's receivables denominated in pesos. Accordingly, to the extent the rate of Mexican inflation exceeds or is less than the rate of devaluation of the peso during any period, the Company's rate of return in constant dollar terms on UDI denominated Vacation Interval receivables will increase or decrease.

     Additionally, management believes that in interpreting the comparisons of operational results discussed below, two factors are of importance: currency exchange rates and inflation. Changes in costs between prior year and current year periods could partially result from increases or decreases in the peso exchange rate or inflation in Mexico. In particular, the average monthly peso exchange rate for the twelve months ended December 31, 1999 weakened when compared to the average monthly peso exchange rate for the twelve months ended December 31, 1998. The Company estimates that current period costs increased by approximately 4-5% because of fluctuations in the average peso exchange rate between periods. In addition, the Company estimates that inflation in Mexico was approximately 12.3% during 1999. Expenditures in Mexico for advertising, sales and marketing, maintenance and energy, and for general and administrative expenses are settled primarily in pesos, and were negatively impacted by the combined effects of inflation and peso changes.

Consolidated Results

     Comparison of the twelve months ended December 31, 1999 to the twelve months ended December 31, 1998.

     The Company believes that the following analysis is helpful to understand the changes in the activity levels between 1998 and 1999 (in thousands):



                                                                                       Annual Amounts of
                                                                                   ------------------------
                                                                                                  Percentage
                                                                                   Increase        Increase
                                                     1998            1999         (Decrease)      (Decrease)
                                                   --------        --------        --------        --------
Vacation ownership revenues:
Vacation Interval sales ..................         $ 56,508        $ 62,749        $  6,241           11.0%
Interest Income on Vacation Interval
   receivables, rental and service fee
   income,  and other income .............           17,475          18,654           1,179            6.7%
                                                   --------        --------        --------
     Total revenues ......................           73,983          81,403           7,420           10.0%
                                                   ========        ========        ========
Operating expenses:
Cost of Vacation Interval sales ..........           13,161          17,007           3,846           29.2%
Provision for doubtful accounts...........            4,450           5,242             792           17.8%
Advertising, sales and marketing..........           23,874          29,343           5,469           22.9%
Maintenance and energy ...................            8,013          11,387           3,374           42.1%
Depreciation and amortization.............              620             973             353           56.9%
Amortization of goodwill .................            2,885           1,606          (1,279)         (44.3)%
General and administrative ...............           11,463          10,888            (575)           5.0%
                                                   --------        --------        --------
     Total operating expenses.............         $ 64,466        $ 76,446        $ 11,980            18.6%
                                                   ========        ========        ========


     The discussion of results presented below include the results of operations of Whiski Jack, which was acquired on July 24, 1998. The variations noted for Whiski Jack are due to the reporting of post-acquisition partial-year results in 1998 for the period subsequent to the date of acquisition, July 24, 1998.

     Total revenues increased approximately $7.4 million, or 10.0%, during 1999. This increase was primarily due to a 11.0% increase in Vacation Interval sales and a 24.0% increase in interest income on Vacation Interval receivables.

     Vacation Interval sales grew approximately $6.2 million, or 11.0%, during 1999 as a result of the acquisition of Whiski Jack. In Mexico, Vacation Interval sales for the 12 months ended December 31, 1999 were unchanged from the level of last year. The actual number of vacation interval weeks sold in Mexico increased 5.9% from 3,563 in 1998 to 3,772 in 1999 while the average price of a vacation interval week declined 5.4% from $14,287 in 1998 to $13,520 in 1999. The decrease in the average price per interval sold is a result of a decrease in the number of higher priced prime and holiday season intervals owned by the Company for sale.

     Interest income on Vacation Interval receivables grew by approximately $1.4 million, or 24.0%, during 1999. This increase is due primarily to the corresponding increase in the interest bearing Vacation Interval receivables, which increased from $53.6 million to $64.0 million, or 19.4%, during 1999. Vacation Interval receivables increased due to an overall increase in credit sales.

     Rental and service fee income decreased slightly during 1999. In 1998, the acquisition of Whiski Jack offset the decrease in total rental and service fee income by approximately $0.7 million. In Mexico, rental and service fee income decreased by approximately $0.7 million, or 8.4%, due to the increased usage by a larger owner base which resulted in fewer unsold units available for rental to guests of members.

     Cost of Vacation Interval sales increased by approximately $3.8 million, or 29.2%, during 1999. The acquisition of Whiski Jack accounted for approximately $2.2 million of this increase. In Mexico, cost of vacation interval sales increased approximately $1.7 million, or 15.0%. This increase in Mexico was primarily due to the Company's response to market demand for specific unit types. During the period, the Company did not at all times adequately possess the type of units for sale that were in demand, and as a result, the Company packaged certain units together in order to meet such demand. This increased the related cost of vacation interval sales since the packaged units sell at a comparatively lower price than the individual units sold separately, therefore, resulting in a higher allocated cost.

     Provision for doubtful accounts increased by approximately $0.8 million, or 17.8% during 1999. The Company makes a provision for doubtful accounts to maintain a balance sheet reserve of approximately 12% of Vacation Interval receivables. Additionally, the provision was increased in response to the increase in the level of credit sales. The Company believes that this reserve provides adequate coverage of default risk under current market conditions.

     Advertising, sales and marketing expenses increased approximately $5.5 million, or 22.9%, during 1999. The acquisition of Whiski Jack contributed approximately $3.4 million of this increase. In Mexico, the advertising, sales and marketing expenses increased approximately $2.1 million as a result of greater overall selling and marketing efforts during 1999. The increased sales and marketing efforts are primarily due to the relatively lower level of availability of higher demand, and therefore higher priced, prime and holiday season interval inventory as compared to the level of unsold inventory represented by lower demand time periods. Additionally, in 1999, the Company incurred $0.4 million in costs associated with establishing product branding.

     Maintenance and energy expenses increased approximately $3.4 million, or 42.1%, in 1999. The acquisition of Whiski Jack increased maintenance and energy expenses by approximately $1.2 million. In Mexico, maintenance and energy expenses increased approximately $2.2 million primarily due to an increase of approximately 4,300 additional members between the two comparable periods.

     Depreciation and amortization expense increased by 56.9% or $0.4 million during 1999. The acquisition of Whiski Jack contributed $0.1 million of this increase. In Mexico, the increase relates to full-year depreciation associated with leasehold improvements relating to the relocation of the Mexico City headquarters and implementation of new operations software during 1998.

     Amortization of goodwill in 1999 relates to the acquisition of Whiski Jack. The goodwill was fully amortized during 1999 because the number of units acquired with the July 1998 acquisition of Whiski Jack were all sold by the end of 1999.

     General and administrative expenses decreased by 5.0%, or $0.6 million, in 1999 as compared to 1998. The Company decreased the cost of professional fees in 1999, which was offset by approximately $0.3 million of additional costs related to Whiski Jack's full year of operations in 1999.

     Interest expense increased approximately $3.0 million in 1999 as compared to 1998, as the Company increased its debt from $117.1 million at December 31, 1998 to $144.8 million at December 31, 1999. The Company capitalized interest of $1.8 million and $0.8 million in 1998 and 1999, respectively, associated with the land development in Cozumel and Los Cabos.

    Equity in losses on equity investments increased $0.3 million as development, construction and pre-sales operations commenced during 1999 at the Teton Club. General, selling and other indirect costs are expensed currently by the Teton Club and the Company reports its ownership interest of such costs.

     Foreign currency exchange losses were approximately $4.3 million in 1998 compared to a foreign currency exchange gain of $0.8 in 1999. The value of the peso increased from 9.865 per U.S. dollar at December 31, 1998 to 9.522 per U.S. dollar at December 31, 1999, resulting in the 1999 exchange gain. To partially offset peso devaluation during periods when the peso declines in value, the Company maintains a portfolio of UDI receivables (receivables denominated in an alternate Mexican currency that is adjusted for inflation on a daily basis).

These inflation adjustments should offset the long-term effect of the peso devaluation. The amount of UDI inflation adjustments, which is included under interest income on Vacation Interval receivables, was approximately $1.9 million and $1.7 million for the years ended December 31, 1998 and 1999, respectively.


Comparison of the twelve months ended December 31, 1998 to the twelve months ended December 31, 1997 (the combined results of the Vacation Interval segment of the Predecessor Business and the Company).

     The following discussion relates to the financial condition and results of operations of the Company and the vacation ownership segment of the Predecessor Business, and is based on the financial information included in "Selected
Financial Data." The Company did not begin significant operations until August 18, 1997 and, therefore, a comparison of the Company's results between 1997 and 1998 is not meaningful as it provides results for less than a full years' operations for 1997. In order to provide meaningful analysis of the changes in the operational activity levels, the Predecessor Businesses' results for the first 7 1/2 months of 1997 are being combined with the Company's results for the last 4 1/2 months of 1997 (both periods as outlined in the "Selected Financial Data" section), and are presented without adjusting for the impact of either deferred Vacation Interval revenues or deferred commission expenses as included in the "Selected Financial Data".

     After taking into  account the above,  the  comparison  of 1998 to combined
1997 remains difficult because the Company's accounting principles for the following revenue and expense elements were not comparable with the accounting principles used to develop the historical operating data for the Predecessor
Business:

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

- Depreciation -- Prior to August 18, 1997, no depreciation was recognized because the Predecessor Business had committed to selling the assets and had, therefore, classified the assets as assets to be disposed of in accordance with the provisions of FASB 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of" and the assets were recorded at their net realizable value.

     The annual changes between 1998 and combined 1997 that are presented below are caused, in part, by the difference in these accounting principles used by the Company and by the Predecessor Business.

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

     The Company generates cash from financing Vacation Interval sales based on principal payments and the interest charged on Vacation Interval receivables. Additionally, the Company uses Vacation Interval receivables as collateral in order to obtain loans. At December 31, 1999, the Company had $64.0 million of Vacation Interval receivables with a weighted average maturity of approximately five years. At such date, approximately (i) 59.2% of all of the Vacation Interval receivables were U.S. or Canadian dollar denominated (ii) 31.4% of all Vacation Interval receivables were denominated in UDI's, an obligation denominated in pesos which is adjusted for Mexican inflation, and (iii) 9.4% of all Vacation Interval receivables were denominated in pesos.

     At December 31, 1999, the Company has outstanding $100 million of 13% Senior Notes due 2004, $24.9 million outstanding under the FINOVA credit line ("FINOVA"), which at year-end bears interest at 10.6%, $7.1 million outstanding under the Textron credit line, which at year-end bears interest at 10.5%, $6.8 million outstanding under the Bancomer loan, which at year end-end bears interest at 12%, $3.4 million of bank debt and other debt bearing interest ranging from 8.3% to 14.5%, and $0.3 million mortgage notes payable to a bank that at year-end bore an average interest rate of 8.5%. Approximately $19.6 million of the outstanding debt which has stated repayment amounts is due in 2000. In addition to such debt, the Company has $5.1 million of Redeemable Preferred Stock and $578,000 of 10% Convertible Preferred Stock outstanding at December 31, 1999. The Redeemable Preferred Stock is redeemable at any time before December 1, 2004, at which time the redemption is mandatory. The 10% Convertible Preferred Stock was fully redeemed during January and February 2000. With the exception of the $6.5 million semi-annual interest payments due June 1 and December 1 on the Senior Notes, interest is paid monthly on all debt obligations of the Company.

     The Company's borrowing capacity under the FINOVA credit facility currently includes a $20 million accounts receivable based credit facility and a $16.5 million inventory based non-revolving line of credit; the combined credit facility provides an aggregate borrowing limit of $34 million. The Company's borrowing capacity under the Textron credit facility is $10 million. The Company estimates that based on Vacation Interval receivables not currently pledged, approximately $6.6 million and $6.5 million at December 31, 1999 and March 14, 2000, respectively, were available for borrowing under the credit facilities.

     Additionally, as part of the Teton Club financing arrangement with FINOVA, the Company is directly obligated for $8.3 million of the construction loan, $1.9 million of the pre-sale working capital loan and $5 million of the receivables loan, and is also responsible for any working capital deficits at the Teton Club. As of December 31, 1999, Teton Club was not in compliance with one of the loan covenants but obtained a timely waiver for such year-end non-compliance, and is currently in compliance and expects to be in compliance during 2000 and thereafter.

     The Company intends to pursue a growth-oriented strategy. From time to time, the Company may acquire, among other things, additional vacation ownership properties, resorts and completed vacation ownership units, land upon which additional vacation ownership resorts may be built (which may require capital expenditures by the Company) and/or other operations in the vacation ownership industry. The Company is evaluating certain resort asset acquisition or development opportunities, but it currently has no contracts or capital commitments relating to any potential acquisitions or developments other than those discussed below. However, the Company is actively pursuing financing for development of the Los Cabos land. In addition, the Company is evaluating several strategic partnership opportunities, but it likewise has no firm agreements relating to any such potential strategic partnership opportunities.

     To finance its growth strategy, in addition to accessing its lines of credit, the Company may from time to time consider issuing debt, equity or other securities, entering into traditional construction financing or credit agreements, entering into joint venture or development agreements with respect to its undeveloped property, or factoring additional Vacation Interval receivables. The Company is highly leveraged and, under the Indenture, there are limitations on the Company's ability to borrow funds and make certain equity investments. Additionally, the Company is required under the credit agreements to maintain certain financial covenants, including minimum equity levels. Accordingly, there can be no assurance that the Company will be able to use debt to finance any expansion plans beyond its plans to finance its current commitments.

     At December 31, 1999, the Company had an inventory of vacation intervals weeks of 5,241 in Mexico and 548 in Canada. Accordingly, the Company believes its existing inventory will provide it with slightly more than one year of product available for sale under existing or planned marketing programs. The Company plans to increase its Vacation Interval inventory through development of additional properties and making acquisitions in the short term, including acquiring condominiums in Whistler, British Columbia, including the commitment to purchase 20 condominiums at an aggregate purchase price of approximately $3.9 million, developing the Teton Club joint venture, developing its land in Los Cabos, developing its land in Cozumel, and making acquisitions in Mexico, the United States and Canada.

     The Company believes that its current financial position plus borrowings available under the credit agreements and anticipated results from operations will satisfy its currently planned 2000 capital expenditures of approximately $10.9 million. The 2000 planned expenditures include the development activities in Los Cabos and the purchase of Vacation Interval inventory in Whistler, British Columbia. The Los Cabos development will require additional project financing and the Company is negotiating for such financing with Mexican financial institutions.

     At December 31, 1999, the Company is, and will continue to be, highly leveraged, with substantial debt service requirements. A significant portion of the Company's assets are pledged against existing borrowings. The Company has a shareholder's deficit, has incurred losses since its inception and expects to incur a net loss for fiscal 2000. To achieve profitable operations, the Company is dependent on a number of factors, including its ability to reduce its debt service requirements, to increase its Vacation Interval inventory through development projects and through the acquisition of existing resort properties, and its ability to continually sell Vacation Intervals on an economical basis, taking into account the cost of such intervals and related marketing and selling expenses. The Company expects that its existing credit capacity combined with additional credit capacity which must be negotiated during 2000 will be sufficient to enable the Company to meet its debt service obligations, including interest payments on its Senior Notes during 2000. The Company also expects to be able to fund capital requirements from its future operations and from anticipated capital project financings which have not yet been negotiated.
However, should the Company not achieve the anticipated level of operating results during 2000 or be able to successfully negotiate future secured credit capacity, there is no assurance that the Company will be able to meet all of its 2000 debt service payments.

     The Company is working to increase liquidity through hypothecation of its receivables. This will include expanding capacity under its current facilities and, if necessary, obtaining credit lines from new sources. Emphasis will be placed on the level of hypothecation of loans from Mexican buyers of Club Regina Vacation Intervals. These receivables, denominated in US dollars, Mexican pesos and Mexican UDI's, are good quality and have favorable credit characteristics comparable to our American source receivables.

     Additionally, the Company is working to reduce its high leverage position. The Company believes that there are several opportunities that may facilitate a capital restructuring. While the Company intends to continue to pursue such opportunities, there can be no assurance that a capital restructuring will occur during the next year.

SEASONALITY

     The Mexican and Canadian vacation ownership industry in general tends to follow seasonal buying patterns with peak sales occurring during the peak travel/tourism seasons, usually December through April and July and August. Seasonal influences also affect the Company's earnings so that income and cash receipts from customer initial down payments are typically higher in the first and fourth calendar quarters. In Mexico, American tourists tend to vacation in the destinations where the Club Regina Resorts are located in the December through April season while Mexican tourists tend to travel to these destinations more frequently during the summer months.

IMPACT OF YEAR 2000

     Neither the Company nor, to its knowledge, any of its vendors have experienced any significant disruptions in operations as a result of year 2000 issues. The Company does not anticipate any of these problems in the future. No material capital purchases of equipment or services were made in direct support of the Company's year 2000 preparations.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates and foreign currency exchange rates, which the company does not currently hedge by taking opposite positions in the market in the form of derivative financial instruments. In addition to the U.S. dollar, the Company conducts its business in the Mexican peso and the Canadian dollar. Currently, a substantial portion of the Company's operations are conducted in Mexico and, as a result, are subject to the impact of any changes in the value of the Mexican peso against the U.S. dollar.

     This exposure to the Mexican peso,  however, is reduced by several factors:
(1) the pricing of vacation intervals is set in U.S. dollars and thus, notwithstanding competitive pricing issues, is not affected by fluctuations in foreign currency, and (2) as of December 31, 1999, 76.9% of the Company's receivables that are denominated in Mexican pesos are protected against currency fluctuations resulting from inflation. This portion of the Company's receivables is denominated in UDI's, a Mexican currency tied to the peso and indexed monthly for inflation.

     Since December 1994, Mexico has experienced difficult economic conditions, including significant devaluation and volatility of the peso with respect to the U.S. dollar, reduced economic activity, higher inflation, and high interest rates. Through 1998, Mexico was considered a highly inflationary economy for purposes of applying SFAS 52, since the three-year cumulative rate of inflation exceeded 100%. Effective January 1, 1999, Mexico was no longer considered a highly inflationary economy. The financial statements of the Company were prepared for all periods using the U.S. dollar as the functional currency. The U.S. dollar is used since the debts are payable in U.S. dollars and prices are generally established in U.S. dollars.

     The Company is exposed to interest rates with respect to its long-term debt obligations and receivables. The Company's primary exposures are in long-term receivables in Mexico, totaling approximately $59.6 million, and in fixed rate, long-term U.S. dollar denominated debt that is primarily publicly held, totaling approximately $102.4 million.

    The following table sets forth (in thousands) the average interest rates for the scheduled maturities of the Company's long-term debt obligations and receivables in the context of (a) interest rate risk and (b) foreign currency exchange rate risk:




                                                                                                                       Estimated
                                                                                                                     Fair Value at
                                      2000        2001        2002        2003        2004     Thereafter    Total      12/31/99
                                    --------    --------    --------    --------    --------    --------    --------    --------
Fixed rate long-term debt:
  Amount (U.S. dollar)                 2,350          --          --          --     100,000          --     102,350          --(1)
     Average interest rate              10.0%         --          --          --        13.0%         --        12.9%
  Amount (Canadian dollar)               849         531         547         543         509         687       3,666       3,666(2)
     Average interest rate              10.7%       10.7%       10.7%       10.7%       10.7%       10.7%       10.7%
  Amount (Mexican peso)                2,793       2,793       1,164          --          --          --       6,750       6,750(2)
     Average interest rate              12.0%       12.0%       12.0%         --          --          --        12.0%

Variable rate long-term debt:
  Amount (U.S. dollar)                13,543       4,809       5,001       3,584       2,441       2,644      32,022      32,022(2)
     Average interest rate              10.8%       10.6%       10.4%       10.3%       10.3%       10.3%       10.5%

Fixed rate long-term Receivables:
  Amount (U.S. dollar)                 9,831       8,671       6,930       4,645       2,086       1,306      33,469      33,469(2)
     Average interest rate              15.0%       15.0%       15.0%       15.0%       15.0%       15.0%       15.0%
  Amount (Canadian dollar)               598         615         649         679         671       1,107       4,319       4,319(2)
     Average interest rate              14.1%       14.1%       14.1%       14.1%       14.1%       14.1%       14.1%
  Amount (Mexican peso)                7,643       6,742       5,388       3,611       1,622       1,081      26,087      26,087(2)
     Average interest rate              11.6%       11.6%       11.6%       11.6%       11.6%       11.6%       11.6%

(1)  The fair value of the Company's  senior notes cannot be determined as none of the senior notes are actively  traded on the open market. Also, the amount of premium or discount cannot be predicted were these notes to become actively traded in the future.

(2)  These financial  instruments are held for other than trading purposes;  the carrying amounts of these instruments  approximates fair value.

     The following table sets forth changes in market risk exposure between the years ended December 31, 1998 and 1999:

                                                        Increase/
                                    1998       1999    (decrease)
                                  -------    -------    -------
Fixed rate long-term debt         108,049    112,766      4,717
Variable rate long-term debt        9,086     32,022     22,936
Fixed rate long-term receivables   53,564     63,875     10,311


     Fixed rate long-term debt increased primarily due to a loan obtained from Bancomer of approximately $6.8 million during 1999, which was used for payment of the Senior Notes interest. Furthermore, variable rate long-term debt increased due to additional borrowings under the FINOVA accounts receivable and inventory lines of credit by approximately $15.8 million, and due to new borrowings during 1999 under a line of credit loan obtained from Textron Financial Corporation of approximately $7.1 million.

     Fixed rate long-term receivables denominated in U.S. dollars increased approximately $8.9 million, and in Canadian dollars increased approximately $1.6 million. These increases were due to an overall increase in the Company's Vacation Interval accounts receivable.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See  the  index  to  the  consolidated  financial  statements,   Report  of
Independent Auditors and the Consolidated Financial Statements, which appear beginning on Page F-1 of this report and are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

Part III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

     The following table sets forth the names, ages and positions of the directors, executive officers and other key employees of the Company or its subsidiaries. A summary of the background and experience of each of these individuals is set forth after the table.

      Executive Officers
        and Directors               Age                               Position
    ---------------------          ------    ----------------------------------------------------------
    Douglas Y. Bech                  54      Chairman and Chief Executive Officer
    John McCarthy                    44      President and Chief Executive Officer of Club Regina Resorts,
                                             Mexico, and Director
    Robert L. Brewton                47      Executive Vice President - Chief Investment Officer
    George E. Aldrich                53      Senior Vice President - Finance and Accounting
    Bruce S. MacIntire               49      Senior Vice President - Operations
    Brian R. Tucker                  37      Senior Vice President - Corporate Planning and Development
    Christopher W. Allick            46      Director
    Christel DeHaan                  57      Director
    Walker G. Harman                 53      Director
    Thomas R. Powers                 61      Director
    Robert M. Werle                  43      Director

     Douglas Y. Bech is a founding principal of Raintree Capital Company, LLC, established in 1994, and the principal promoter in organizing the Company and effecting the acquisition of the Club Regina Resorts and Westin Regina Hotels. From 1994 through October 1997, Mr. Bech was a partner in the Houston office of the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P. From 1993 to 1994, Mr. Bech was a partner in the Houston office of the law firm of Gardere & Wynne, L.L.P. Mr. Bech was associated with and a senior partner of Andrews & Kurth, L.L.P. from 1970 until 1993. Throughout his career Mr. Bech has specialized in mergers and acquisitions and financial and securities transactions. Mr. Bech serves as a director of Frontier Oil Corporation, a New York Stock Exchange company, eFax.com, Inc., a Nasdaq company, Pride Companies, L.P., a publicly traded master limited partnership, and several private companies.

     John McCarthy has been the President of the Company and Chief Executive Officer of Club Regina Resorts - Mexico since August 1997. From 1992 until August 17, 1997, he served first as Vacation Ownership Director and beginning 1993 as Director General of Bancomer's Tourism Division, with overall executive responsibility for Club Regina Resorts. From 1983 to 1992 Mr. McCarthy held several positions in Grupo Los Remedios, a large construction and development group, where, among other projects, he developed a vacation ownership resort in Ixtapa, Mexico. Mr. McCarthy's previous experience was with the Babcock International Group and the Tolteca Group where he obtained experience in Finance, Personnel, Administration and product development. He is the past President and Secretary of the Asociacion Mexicana de Desarrolladores Turisticos (AMDETUR), the Mexican equivalent of ARDA; he is also the past Secretary and present adviser of the Consejo Nacional Empresarial Turistico, Mexico's Tourism Board. He serves on the boards of Hoteles Presidente Intercontinental Mexico (seven Hotels) and Complejos Turistico Huatulco (Club Med Huatulco). He is the Treasurer of Brimex, a charitable foundation funded by the British Government and members of the British community in Mexico for the poor, the sick and those who have suffered because of natural disasters. Mr. McCarthy is also a professor and serves on the Board of The Tourism School at the Universidad Anahuac del Sur.

     Robert L. Brewton was appointed Executive Vice President -- Chief Investment Officer of the Company in April 1998. Mr. Brewton was a Senior Partner and the Chief Investment Officer of Residential Company of America ("RCA"), a privately held multifamily real estate investment and management company, from January 1995 until March 1998 when it was sold. Prior to working at RCA, Mr. Brewton served as the President and Chief Operating Officer of

Transwestern Property Company's Multifamily Division from November 1987 until January 1995 when it was merged into RCA. During his 24 year career in the real estate business, Mr. Brewton has been involved in all aspects of the multifamily housing industry and has served as either a principal, developer, or intermediary in over 100,000 apartment units nationwide. Mr. Brewton serves on the Advisory Committee of the National Multi Housing Council.

     George E. Aldrich joined the Company in November 1998 as Senior Vice President - Accounting and Finance. In this capacity Mr. Aldrich will be responsible for overseeing the financial reporting, tax, treasury and insurance functions. From August 1996 through November 1998 Mr. Aldrich served as Chief Financial Officer for KBC Advanced Technologies, Inc., a U.S. subsidiary of a British-based public company that provides consulting services and specialized software to the refining industry. From 1983 to 1996 Mr. Aldrich was Vice President - Controller for Wainoco Oil Corporation (now, Frontier Oil Corporation), a New York Stock Exchange Company. During Mr. Aldrich's tenure at Wainoco, Wainoco had operations in the United States and Canada as well as activities in other international locations. Prior to joining Wainoco, Mr. Aldrich was with Arthur Andersen LLP. Mr. Aldrich is a licensed C.P.A.

     Bruce S. MacIntire joined the Company in October 1998 as Senior Vice President. In this capacity Mr. MacIntire is responsible for all resort operations of the Company other than Club Regina. From 1997 until joining the Company, Mr. MacIntire served as Vice President - Sales and Marketing for The River Club, a luxury fractional vacational ownership resort in Telluride, Colorado. From 1994 until 1997 Mr. MacIntire served as Vice President - Development for Marriott Ownership Resorts, Inc., the vacation interval club business unit of Marriott Hotels. In that capacity Mr. MacIntire managed development projects in Park City, Utah, Aruba, Marbella, Spain, Kauai, Hawaii, Williamsburg, Virginia and Breckenridge, Colorado. Previously, Mr. MacIntire was head of marketing for The Doral Resort and Spa (currently The Peaks) in Telluride, Colorado including its vacation interval ownership sales and marketing. Mr. MacIntire has served in various capacities in the real estate industry since 1972.

     Brian R. Tucker has been with Raintree since August 1997 in various capacities and is a Senior Vice President responsible for corporate planning and development. From 1995 through 1997, Mr. Tucker was an associate of Raintree Capital Company. Prior to joining Raintree Capital Company, Mr. Tucker was employed for five years at Deloitte & Touche Management Consulting Group where he advised clients in various industries concerning mergers, acquisitions and bankruptcy. Mr. Tucker also worked for British Petroleum as a drilling and production engineer for three years prior to receiving an M.B.A. from the Wharton School of Finance in 1990.

     Christopher W. Allick has been a Director of the Company since January 1998. Since January 2000, Mr. Allick has been engaged in private investment banking. Mr. Allick served as a Managing Director of McDonald & Co. Securities, Inc. from July 1998 to December 1999. He was a Director and Executive Vice President of Jefferies & Company, Inc., a registered broker-dealer, from May 1993 until July 1998.

     Christel DeHaan has been a director of the Company since January 1998. She currently serves as CEO of Christel House, CD Enterprises, Ltd. and the Christel DeHaan Family Foundation, Inc. Ms. DeHaan co-founded Resort Condominiums International, Inc., ("RCI") the world's largest vacation interval exchange company, in 1974, and became its Chairman, CEO and sole shareholder in 1989. In November 1996, she sold RCI to HFS (now the Cendant Corporation) and served on its Board of Directors until January 1998. She is a founding director of the International Timeshare Foundation and was elected twice to the American Resort Development Association Board of Directors. She was appointed by President Clinton in 1995 to the White House Conference Task Force on Travel and Tourism, and was named to the British Tourism Hall of Fame in 1997. Ms. DeHaan is Chairman of the Board of Trustees of the University of Indianapolis, President of the American Pianists Association and serves on the Boards of Directors of the Indiana Symphony Society, Dance Kaleidoscope and American United Life Insurance.

     Walker G. Harman has been a director of the Company since 1997. Mr. Harman was President and Chief Executive Officer of Metro Hotels, Inc. ("Metro") from 1978 until 1998, and was its sole owner from 1985 until its sale to Meristar

Hotels and Resorts. Metro owned, developed and operated hotels and resorts including franchises such as Hilton, Radisson, Omni, Holiday Inn and Embassy Suites. Mr. Harman also owns and operates Sonny Bryan's Smokehouse, which has 11 locations in the Dallas, Texas area. Mr. Harman currently serves as a member of board of directors of the Baylor Health Care System, the Board of Regents of Baylor University, and the board of directors of the Interfaith Housing Coalition. Mr. Harman is a member of the World Presidents Organization and the American Hotel Motel Management Association.

     Thomas R. Powers has been a director of the Company since 1997. Mr. Powers is a founding principal of Raintree Capital Company. He served as Chairman, President and CEO of Transamerica Fund Management Company and its predecessor companies ("TFM") from 1976 to 1993. TFM was the investment advisor and underwriter for 21 mutual funds. In 1995, he completed a three-year term as a member of the Board of Governors of the National Association of Securities Dealers where he also served on the Executive Committee as well as Chairman of the Audit Committee and the Investment Companies Committee. For almost 20 years Mr. Powers served on the Board of Governors of the Investment Company Institute, the national association of mutual funds

("ICI"). During that time he served on ICI's Executive Committee and was Chairman from 1989 to 1990. From 1988 to 1997, Mr. Powers was a member and past Chairman of the Board of Regents of Baylor University and served as its Chairman. Mr. Powers is also a member of the Baylor University Foundation, a Trustee and member of the Finance Committee for the Memorial Healthcare System of Houston, Texas and a member and past President of the Houston Chapter of the Financial Executives Institute as well as a member of the Texas Society of C.P.A.'s and the American Institute of C.P.A.'s. Mr. Powers is also the current Chairman of the Texas Infrastructure Fund, a quasi-state agency. Mr. Powers serves as a director of the Fidelity Charitable Gift Fund, a 501 (c)3 company and several private companies.

     Robert M. Werle has been a Director of the Company since September 1998. Mr. Werle is a Managing Director of Jefferies & Company, Inc. and has over 15 years of investment banking experience. Mr. Werle has been engaged in real estate investment banking for over 10 years with several investment banks including, prior to joining Jefferies in 1997, Robertson, Stephens & Company and PaineWebber Incorporated.

Other Key Employees

     Ali Ahmed was Vice President - Corporate Affairs of the Company from March 1999 until November 1999, at which time he was made Vice President - Corporate and Legal Affairs. From 1996 through early 1999, Mr. Ahmed was an independent Certified Public Accountant, before which time, he held various positions from Senior Accountant to Divisional Controller at public corporations and a public accounting firm, including Coopers & Lybrand, where his main focus was SEC reporting. Mr. Ahmed is a licensed C.P.A. and a member of the State Bar of Texas.

     Victor Cabral is a key officer of Club Regina responsible for all resort and theme store operations, human resources, and member services reservations and collections. Prior to joining Club Regina in early 1999, Mr. Cabral was director of tourism projects and hotel operations in Mexico and internationally for Grupo ICA, Mexico's largest construction company from 1997 through 1998. From 1995 to 1997, Mr. Cabral was chief operating officer for Grupo Real, a Mexican hotel management company. Mr. Cabral has a bachelors degree from the Universidad Autonoma de Santa Domingo in the Dominican Republic. Mr. Cabral was also Secretary of State for Tourism for the Dominican Republic from 1978 to 1981.

     Patrick D. Hanes joined the Company in November 1998, as Project Director of the Teton Club. From May until November 1998, Mr. Hanes was the Director of Marketing for Telluride Venture Group II, developers of the River Club in Telluride, Colorado. From January 1995 until May 1998, Mr. Hanes served as Senior Vice President, Director of Operations for Pahio Vacation Ownership, Inc.
(PVIO). PVIO is the largest independent developer of timeshare properties in Hawaii. In his capacity as Director of Operations, Mr. Hanes oversaw all aspects of sales and marketing at five PVIO projects and reported directly to the CEO. Mr. Hanes was awarded the 1998 ARDA GOLD AWARD for New Owner Package Development.

     Michael W. McGeough is President of Whiski Jack Resorts Ltd., having assumed this position in October, 1999. Mr. McGeough held a license from the British Colombia Real Estate Association from 1994 to 1999 with Northface Realty Co. Ltd. in Whistler, B.C., specializing in acquisitions for Whiski Jack. From 1991 to 1994, he worked as a sales consultant with Whiski Jack. Prior to that, Mr. Mcgeough worked as a securities trader with First Vancouver Securities and Yorkton Securities in Vancouver, B.C., and was President of Stealth Marketing, Inc. Mr. McGeough is currently a director of the Canadian Resort Development Association. He has passed the Canadian Securities Course, and graduated from International College in Vancouver.

     Mario Muro is a key officer of Club Regina responsible for all marketing programs. Prior to the closing of the Purchase Transactions, Mr. Muro was Project Manager, Regional Director of Bancomer Tourism Division from 1993 to 1997. He was Director of the Los Remedios Tourism Division from 1992 to 1993, and Director of the Grand Baja Club B.C. Project from 1991 to 1992. Mr. Muro was President of the Association of Commercializers of TimeSharing in Puerto
Vallarta, First President of the Association of Tourist Developers in Ixtapa Zihuatanajo and is currently the President of the AMDETUR until the year 2000. Mr. Muro, who has 25-years experience in the vacation ownership and tourism industry, has developed various vacation ownership marketing programs including theme stores, marketing through travel agencies, and the Club Regina referral program. Mr. Muro has a degree in accounting from the Instituto Tecnologico Autonomo de Mexico.

     Cheryl C. Okamoto joined the Company as Director of Operations - The Teton Club in November 1998 and is now Vice President Administration. In this capacity, Ms. Okamoto is responsible for administrative and accounting operations of The Teton Club and future U.S. based vacation ownership locations. Prior to joining the Company, Ms. Okamoto served as chief accounting officer for Telluride Venture Group II, developers of The River Club in Telluride, Colorado. From 1994 to 1998, Ms. Okamoto served as controller for Pahio Resorts, Inc., the largest privately owned vacation ownership development company in Hawaii.

     Gustavo Ripol joined the Company in October 1997 and is responsible for business development in Mexico as well as development of the Raintree Vacation Club. From 1995 to 1997, he was RCI's Marketing and Communications Director for Latin America, where he was also responsible for developing new business units in the region for the marketing, sale and implementation of vacation ownership services. From 1993 to 1994, Mr. Ripol served as Planning Director for Bancomer's Tourism Division responsible for strategic planning for the hotel and vacation ownership business units and development of the Club Regina Resort vacation interval product. From 1987 to 1992, Mr. Ripol held various positions as Manager of Planning & Systems, Director of Finance and Administration and Director of Planning and Business Development for Grupo Los Remedios. Mr. Ripol holds degrees in engineering and finance.

Director Classes and Agreements

     The Company's Board of Directors currently consists of seven members and is divided into three classes, one class of which is elected each year to hold office for a three-year term and until successors are elected and qualified. The terms of the Class A, Class B and Class C directors of the Company will expire at the 2001, 2002 and 2000 annual meetings, respectively. Mr. Powers and Ms. DeHaan serve in Class A, Messrs. Harman and Werle in Class B and Messrs. Bech, McCarthy and Allick in Class C. Successors to the directors whose terms have expired are required to be elected by stockholder vote while vacancies in unexpired terms and any additional positions created by board action are filled by action of the existing Board of Directors. The executive officers named above were elected to serve in such capacities until the next annual meeting of the Board of Directors, or until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification or removal from office. No family relationships exist among the executive officers or directors of the Company.

     Robert Werle was appointed to the Company's Board of Directors pursuant to an agreement by and among Jefferies & Company and the Company, and Messrs. Bech, Powers and McCarthy. This agreement was entered into as part of the original issue of the Senior Notes.

Director Compensation

     Directors do not receive compensation for serving as directors. Directors are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or committees thereof incurred in their capacity as directors.

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

ITEM 11 - EXECUTIVE COMPENSATION

     The following table sets forth certain compensation information for the Company's five most highly compensated executive officers (the "Named Executive Officers"). Compensation information is shown for all services rendered during the fiscal years 1999 and 1998, and for the period from August 18, 1997 to December 31, 1997.

                                                                                              Securities
                                                                                              Underlying
Name/Principal Position                                   Year      Annual Compensation*     Options/SARs
-----------------------------------------------------    ------    ---------------------    -------------
Douglas Y. Bech                                           1999           $    260,000                --
  Chairman and Chief Executive Officer                    1998                255,000           100,000
                                                          1997                 90,000                --

John McCarthy                                             1999           $    250,000                --
  President                                               1998                260,000            20,000
                                                          1997                 87,179           100,000

Robert L. Brewton                                         1999           $    242,970               --
  Executive Vice President - Chief Investment Officer     1998                178,906 (1)        85,000

George Aldrich                                            1999           $    170,000                --
  Senior Vice President -  Finance and Accounting         1998                 21,250 (2)        50,000

Brian Tucker                                              1999           $    155,000                --
  Senior Vice President - Planning                        1998                160,000            35,000
  and Development                                         1997                 45,000                --

------------------

(1)      Mr. Brewton's employment with the Company commenced on April 15, 1998.
(2)      Mr. Aldrich's employment with the Company commenced on November 15, 1998.

*    Includes  base salary and bonuses.  No bonuses were paid with respect to the year 1999.  Also,  the Company  provides the Named
     Executive Officers with certain group, life,  health,  medical and other non-cash benefits generally  available to all salaried employees.

     Report on Executive Compensation

     This report documents the components of the Company's compensation programs for its executive officers and describes the basis on which fiscal 1999 compensation determinations were made with respect to the executive officers of the Company. All fiscal 1999 compensation decisions with respect to base salaries, annual compensation and stock option grants were made by the Board of Directors with the objectives of attracting, retaining, motivating and rewarding high caliber executive officers to manage the Company's business; inspiring executive officers to innovatively and aggressively pursue Company goals; and align the long-term interests of executive officers with those of the Company's stockholders through use of stock options.

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

Stock Options Granted

     The Company currently has outstanding options to purchase 534,000 shares of common stock, all of which were granted at $5.00 per share, and options for 100,000 shares granted to Mr. McCarthy at $2.00 per share. The Company makes no representation as to the current market value of its common stock.

                                                                             Potential
                                                                        Realizable Value at
                                                                          Assumed Annual
                                                                          Rates of Stock
                                                                        Price Appreciation
                                              Percentage of             For Option Term (1)
                             Options          Total Options         --------------------------
      Name                   Granted             Granted                 5%            10%
-----------------           ---------            -------            -----------    -----------
Douglas Y. Bech               100,000               15.8%           $        --    $        --
John McCarthy                 120,000               18.9%                    --         11,249
Robert L. Brewton              85,000               13.4%                    --             --
George Aldrich                 50,000                7.9%                    --             --
Brian Tucker                   35,000                5.5%                    --             --
----------

(1)  The 5% and 10% assumed  annual rates of compound  stock price  appreciation  over the term of option are computed in accordance with rules and regulations of the Securities and Exchange Commission and do not represent the Company's estimate of stock price appreciation or a projection by the Company of future stock prices.


Option Exercises and Option Values

                                                                                      Value of Unexercised
                                                                 Total                In-the-Money Options
                              Shares                   Options at Year-End 1999         at Year-End 1999*
                                                       ------------------------    ------------------------
                           Acquired on      Value
     Name                  Exercise(#)   Realized($)  Exercisable  Unexercisable   Exercisable  Unexercisable
     -----------------     ----------    ----------    ----------    ----------    ----------    ----------
     Douglas Y. Bech               --            --        40,000        60,000            --            --
     John McCarthy                 --            --        80,000        40,000            --            --
     Robert L. Brewton             --            --        34,000        51,000            --            --
     George Aldrich                --            --        20,000        30,000            --            --
     Brian Tucker                  --            --        14,000        21,000            --            --
     ----------

*    The Company  does not have any  publicly-traded  equity and,  therefore,  the market  value of the  Company's  Common  Stock is considered  speculative.  In early 1998,  the Company  issued a certain number of shares of Common Stock at $5.00 per share but makes no representation as to the current value of such shares.

1997 Long Term Incentive Plan

     In August 1997, the Board of Directors of the Company approved the Company's 1997 Long Term Incentive Plan (the "Plan"). The purpose of the Plan is to provide directors, officers, key employees, consultants and other service providers with additional incentives by increasing their ownership interests in the Company. Individual awards under the Plan may take the form of one or more of: (i) either incentive stock options and nonqualified stock options ("NQSOs"),
(ii) stock appreciation rights, (iii) restricted or deferred stock, (iv) dividend equivalents and (v) other awards not otherwise provided for, the value of which is based in whole or in part upon the value of common stock.

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

Employment Agreements

     The Company has entered into employment agreements with each of the Named Executive Officers. Each employment agreement provides for three-year employment terms at the end of which each extends for successive one-year terms. Each of the employment agreements provides for an initial base salary plus a bonus pursuant to the Company's bonus plan administered by the Compensation Committee of the Company's Board of Directors. Each of the Named Executive Officers is entitled to certain severance benefits and is subject to a one-year non-competition agreement with the Company in the event of termination.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT


     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of December 31, 1999, by each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (giving effect for such purpose the outstanding Warrants to purchase Common Stock) each of the Company's directors and executive officers and all executive officers and directors of the Company as a group. Unless otherwise indicated, each person's address is 10000 Memorial Drive, Suite 480, Houston, Texas 77024. The number of shares of Common Stock currently outstanding is 10,766,300 and there are outstanding Warrants to purchase 1,869,962 shares of Common Stock at $0.01 per share, and 500,000 shares of Common Stock at $5 per share, or a total of 13,136,262.



                                                    Beneficial Ownership(1)
                                                  --------------------------
                                                    Shares
                                                 Beneficially       Percent
     Name                                          Owned(1)         of Class
     ------------------------------------         ----------        --------
     Douglas Y. Bech (2)                           1,961,912           14.9
     John McCarthy (2)                               215,367            1.6
     Robert L. Brewton (2)                           120,000            *
     George Aldrich (2)                               56,000            *
     Bruce MacIntire (2)                              12,000            *
     Brian R. Tucker (2)                             106,000            *
     Christopher W. Allick (3)                        72,955            *
       345 California Street, Suite 3400
       San Francisco, CA  94104
     Christel DeHaan                                 783,333            6.0
       10 West Market Street, Suite 1990
       Indianapolis, IN 46204
     Walker G. Harman (4)                          1,840,000           14.0
     Thomas R. Powers                              1,110,213            8.5
     Robert Werle (5)                                328,345 (6)        2.5
       Jefferies & Company, Inc.
       11100 Santa Monica Blvd. 10th Floor
       Los Angeles, CA 90025
     William T. Criswell (7)                       1,077,440            8.2
       3000 Bent Cypress Drive
       Wellington, FL  33414
     All directors and officers as a group         6,606,125           50.3 (8)
     (12 persons)


* Less than 1%

(1) To the Company's knowledge, such person has sole voting and investment power with respect to all Common Stock shown as beneficially owned by such person, unless otherwise indicated. The outstanding Warrants to purchase 1,869,962 shares for $0.01 per share and 500,000 shares for $5 per share are included for purposes of computing the percentage of outstanding shares.
(2)  Excludes options to purchase shares of Common Stock.
(3) Mr. Allick's shares are beneficially owned by and are held of record by Jefferies & Company, Inc.

(4) Includes 1,840,000 shares of Common Stock held by Metro Mexico Investment Partners ("MMIP"). Mr. Harman is a general partner of MMIP and, as such, can be deemed to have beneficial ownership of the shares MMIP holds. Mr. Harman disclaims ownership of 120,000 of such shares.
(5) Mr. Werle disclaims beneficial ownership to all such shares except 33,061 shares.
(6)  Excludes 72,955 shares owned beneficially by Mr. Allick.
(7) Includes 673,400 shares of Common Stock that Mr. Criswell or affiliated entities hold, subject to the claims of two other persons.
(8) All directors and officers as a group have an aggregate voting power with respect to the outstanding shares of Common Stock (excluding the Warrants) of 61.3%.



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

     9.1* -- Voting Trust, Exchange and Support Agreement,  dated as of July 27,
          1998, by and among Raintree Resorts International, Inc., Raintree Resorts International Canada Ltd. and Raintree Resorts Holdings, ULC. (incorporated by reference to Exhibit 4.2 to Registrant's Form 10-Q for the quarter ended June 30, 1998)

     10.1*-- Second Amended and Restated Stock Purchase Agreement,  dated August
          18, 1997, by and among Bancomer, RRI US, Desarrollos Turisticos Bancomer, S.A. de C.V. and CR Hotel Acquisition Company, L.L.C. (incorporated by reference to Exhibit 10.1 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     10.2*-- Cross  Indemnity  Agreement,  dated  August  18,  1997 by and among
          Bancomer, RRI US and others named therein. (incorporated by reference to Exhibit 10.2 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     10.3*--  Post-Closing  Agreement,  dated  August  19,  1997,  by and  among
          Bancomer, RRI US and others named therein. (incorporated by reference to Exhibit 10.3 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

     10.4*-- Asset  Management  Agreement,  dated August 18, 1997,  by and among
          Starwood Lodging Corporation and RRI US. (incorporated by reference to
          Exhibit 10.4 to Amendment No. 2 dated May 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

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

     10.18* -- Loan and Security  Agreement for $20,000,000,  dated November 23,
          1998, by and between FINOVA Capital Corporation and CR Resorts Cancun,
          S. de R.L. de C.V.; CR Resorts Los Cabos, S. de R.L. de C.V.; CR Resorts Puerto Vallarta, S. de R.L. de C.V.; Corporacion Mexitur, S.A. de C.V.; CR Resorts Cancun Timeshare Trust S. de R.L. de C.V.; CR Resorts Cabos Timeshare Trust, S. de R.L. de C.V. and CR Resorts Puerto Vallarta Timeshare Trust, S. de R.L. de C.V. (incorporated by reference to Exhibit 10.18 to Registrant's Form 10-K for the year ended December 31, 1998)

     10.19* -- Corporate  Guarantee and Subordination  Agreement to the Loan and
          Security Agreement for $20,000,000 with FINOVA, dated November 23, 1998, by and between FINOVA Capital Corporation and Raintree Resorts International, Inc. (incorporated by reference to Exhibit 10.19 to Registrant's Form 10-K for the year ended December 31, 1998)

     10.20* -- First  Amended  and  Restated  Loan and  Security  Agreement  for
          $20,000,000 Receivables Loan and $13,500,000 Inventory Loan, dated April 23, 1999, by and between FINOVA Capital Corporation and CR Resorts Cancun, S. de R.L. de C.V.; CR Resorts Los Cabos, S. de R.L. de C.V.; CR Resorts Puerto Vallarta, S. de R.L. de C.V.; CR Resorts

          Cabos Timeshare Trust, S. de R.L. de C.V. and CR Resorts Puerto Vallarta Timeshare Trust, S. de R.L. de C.V. (incorporated by reference to Exhibit 10.1 to Registrants' Form 10-Q for the quarter ended June 30, 1999)

     10.21* -- Consent of Guarantor and  Amendment No. 1 to Corporate  Guarantee
          and Subordination Agreement to the Loan and Security Agreement for $20,000,000 with FINOVA, dated April 23, 1999, by and between FINOVA Capital Corporation and Raintree Resorts International, Inc. (incorporated by reference to Exhibit 10.2 to Registrants' Form 10-Q for the quarter ended June 30, 1999)

     10.22* -- Loan and Security  Agreement for $33,250,000  Construction  Loan,
          $7,500,000 Working Capital Loan and $20,000,000 Receivables Loan, dated June 29, 1999, by and between FINOVA Capital Corporation and The Teton Club, L.L.C. and Raintree Resorts International, Inc. (incorporated by reference to Exhibit 10.3 to Registrants' Form 10-Q for the quarter ended June 30, 1999)

     10.23+ -- Amendment  No. 1, dated  November 30, 1999,  to First Amended and
          Restated Loan and Security Agreement for $20,000,000 Receivables Loan and $13,500,000 Inventory Loan by and between FINOVA Capital Corporation and CR Resorts Cancun, S. de R.L. de C.V.; CR Resorts Los Cabos, S. de R.L. de C.V.; CR Resorts Puerto Vallarta, S. de R.L. de C.V.; CR Resorts Cabos Timeshare Trust, S. de R.L. de C.V. and CR Resorts Puerto Vallarta Timeshare Trust, S. de R.L. de C.V.

     10.24+ -- Consent of Guarantor and Amendment No. 2 to Corporate Guarantee and Subordination Agreement to the First Amended and Restated Loan and Security Agreement for $20,000,000 Receivables Loan and $13,500,000 Inventory Loan.

     10.25+  --  Loan  Agreement,  dated  November  23,  1999,  between  Textron
          Financial Corporation, CR Resorts Cancun, S. de R.L. de C.V., CR Resorts Los Cabos, S. de R.L. de C.V., CR Resorts Puerto Vallarta, S. de R.L. de C.V., Corporacion Mexitur, S. de R.L. de C.V., CR Resorts Cancun Timeshare Trust, S. de R.L. de C.V., CR Resorts Cabos Timeshare Trust, S. de R.L. de C.V., and CR Resorts Puerto Vallarta Timeshare Trust, S. de R.L. de C.V.

     10.26+ -- Payment Guaranty and Subordination Agreement,  dated November 23,
          1999, to Textron Financial Corporation Loan Agreement dated November 23, 1999.

     10.27+ -- Loan Agreement,  dated November 26, 1999, between Bancomer, S.A.,
          Institucion de Banca Multiple, Grupo Financiero, and CR Resorts Capital, S. de R.L. de C.V.

     21.1+ -- List of Subsidiaries of RRI Inc.

     27.1+ -- Financial Data Schedule

---------------------
* previously filed
+ filed herewith



(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the year ended December 31, 1999.

(c)  The exhibits required by Item 601 of Regulation S-K have been listed above.

(d)  Financial statement Schedules

     None - Schedules are omitted because of the absence of the conditions under which they are required or because the information required by such omitted schedules is set forth in the financial statements or the notes thereto.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 17, 2000.

                                RAINTREE RESORTS INTERNATIONAL, INC.
                                CR RESORTS CAPITAL, S.  DE  R.L.   DE  C.V.


                                By: /s/       GEORGE E. ALDRICH
                                    ----------------------------------------
                                              George E. Aldrich
                                  Senior Vice President - Finance and Accounting



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

            Signature           Title                        Date



/s/  DOUGLAS Y. BECH
--------------------------  Chairman and Chief Executive          March 17, 2000
     Douglas Y. Bech        Officer (principal executive officer)


/s/  JOHN MCCARTHY
--------------------------  President and Chief Executive Officer March 17, 2000
     John McCarthy          of Club Regina Resorts, Mexico,
                            and Director


/s/  GEORGE E. ALDRICH
--------------------------  Senior Vice President - Finance       March 17, 2000
     George E. Aldrich      and Accounting (principal
                            financial and accounting officer)


/s/  CHRISTOPHER W. ALLICK
--------------------------  Director                              March 17, 2000
     Christopher W. Allick


/s/  CHRISTEL DEHAAN
--------------------------  Director                              March 17, 2000
     Christel DeHaan


/s/  WALKER G. HARMAN
--------------------------  Director                              March 17, 2000
     Walker G. Harman


/s/  THOMAS R. POWERS
--------------------------  Director                              March 17, 2000
     Thomas R. Powers


/s/  ROBERT M. WERLE
--------------------------  Director                              March 17, 2000
     Robert M. Werle

                                            INDEX TO FINANCIAL STATEMENTS


                                                                                                              Page

RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
     Report of Independent Public Accountants.................................................................F-2
     Consolidated Balance Sheets as of
         December 31, 1998 and 1999...........................................................................F-3
     Consolidated Statements of Operations and Comprehensive Loss
         for the years ended December 31, 1997, 1998 and 1999.................................................F-4
     Consolidated Statements of Shareholder's Investment (Deficit)
         for the years ended December 31, 1997, 1998 and 1999.................................................F-5
     Consolidated Statements of Cash Flows for the period
         for the years ended December 31, 1997, 1998 and 1999.................................................F-6
     Notes to Consolidated Financial Statements...............................................................F-7

CR RESORTS CAPITAL, S. DE R.L. DE C.V. (A WHOLLY OWNED FINANCE SUBSIDIARY)
     Report of Independent Public Accountants.................................................................F-22
     Balance Sheets as of December 31, 1998 and 1999..........................................................F-23
     Statements of Operations and Accumulated Results
         for the period August 18, 1997 through December 31, 1997
         and for the years ended December 31, 1998 and 1999...................................................F-24
     Statements of Cash Flows for the period
         August 18, 1997 through December 31, 1997 and for the years ended December 31, 1998 and 1999.....................................................................F-25
     Notes to Financial Statements............................................................................F-26

FINANCIAL STATEMENTS OF PREDECESSOR BUSINESS FOR JANUARY 1, 1997 THROUGH
  AUGUST 17, 1997 - DESARROLLOS TURISTICOS BANCOMER, S.A. DE C.V. AND SUBSIDIARIES
     Report of Independent Public Accountants.................................................................F-30
     Consolidated Statement of Operations for the Period
         January 1, 1997 through August 17, 1997..............................................................F-31
     Consolidated Statement of Cash Flows for the Period
         January 1, 1997 through August 17, 1997..............................................................F-32
     Notes to Consolidated Financial Statements...............................................................F-33


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Raintree Resorts International, Inc.:

We have audited the accompanying consolidated balance sheets of Raintree Resorts International, Inc. (a Nevada corporation) and subsidiaries (collectively, the Company) as of December 31, 1998, and 1999, and the related consolidated statements of operations and comprehensive loss, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raintree Resorts International, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.




ARTHUR ANDERSEN LLP

Houston, Texas
March 17, 2000



                                        RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS
                                           (in thousands except share and per share data)


                                                                                                  December 31,
                                                                                     ---------------------------------------
                                                                                            1998                 1999
                                                                                     ------------------    -----------------

Assets
    Cash and cash equivalents ...............................................               $   2,960            $   8,311
    Vacation Interval receivables and other trade receivables, net...........                  51,835               61,232
    Inventories .............................................................                     775                  896
    Refundable Mexican taxes ................................................                   3,488                4,521
    Facilities and office furniture and equipment, net ......................                   3,046                5,255
    Land held for vacation ownership development ............................                  22,170               24,119
    Equity investments.......................................................                   2,949                3,532
    Cost of unsold vacation ownership intervals and related club memberships.                  27,606               23,605
    Retained interest in hotel cash flows ...................................                   4,000                4,000
    Deferred loan costs, net ................................................                   7,413                7,342
    Goodwill, net  ..........................................................                   1,240                   --
    Prepaid and other assets  ...............................................                   2,185                3,058
                                                                                            ---------            ---------
Total assets ................................................................               $ 129,667            $ 145,871
                                                                                            =========            =========

Liabilities and Shareholders' Investment
Liabilities
    Accounts payable and accrued liabilities  ...............................               $  11,850            $  14,098
    Notes payable  ..........................................................                  17,135               44,787
    Senior Notes, due 2004, net of unamortized original issue
       discount of $7,907 and $6,574, respectively ..........................                  92,093               93,426
    Taxes payable  ..........................................................                   1,618                1,101
    Unearned services fees ..................................................                   2,028                2,028
                                                                                            ---------            ---------
Total liabilities  ..........................................................                 124,724              155,440

Commitments and Contingencies

Redeemable Preferred Stock
    Parvalue  $.001;  5,000,000  shares  authorized,  52,250  shares  issued and outstanding at December 31, 1999; $5,225,000 aggregate liquidation
           preference at December 31, 1999...................................                      --                5,143

Shareholders' Investment (Deficit)
    Preferred stock; par value $.001; 5,000,000 shares authorized, 37,500 shares issued and outstanding at December 31, 1998 and none
       outstanding at December 31, 1999 .....................................                      --                   --
    Convertible preferred stock; $100 per share liquidation value;
       20,775 and 5,775 shares issued and outstanding at December 31, 1998
       and 1999, respectively ...............................................                   2,078                  578
    Common stock; par value $.001; 45,000,000 shares authorized, shares issued and outstanding 10,766,300 at December 31, 1998
       and 1999, respectively ...............................................                      11                   11
    Additional paid-in capital ..............................................                   7,371                3,621
    Warrants to purchase 1,869,962 shares of common stock and 2,369,962
       shares of common stock at December 31, 1998 and 1999, respectively....                   9,331                9,331
    Accumulated deficit .....................................................                 (13,737)             (28,383)
    Cumulative translation adjustment .......................................                    (111)                 130
                                                                                            ---------            ---------
Total shareholders' investment (deficit) ....................................                   4,943              (14,712)
                                                                                            ---------            ---------
Total liabilities and shareholders' investment (deficit).....................               $ 129,667            $ 145,871
                                                                                            =========            =========


                             The accompanying notes are an integral part of these financial statements.



                                        RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                           (in thousands except share and per share data)


                                                                       Years Ended December 31,
                                                             --------------------------------------------------------
                                                                   1997                1998                1999
                                                             ----------------    ----------------    ----------------
Statement of Operations
Revenues
  Vacation Interval sales ...........................            $  18,098           $  56,508           $  62,749
  Rental and service fee income .....................                3,896               8,926               8,888
  Interest income on vacation interval receivables ..                1,557               5,848               7,252
  Other income ......................................                2,153               2,701               2,514
                                                                 ---------           ---------           ---------
     Total revenues .................................               25,704              73,983              81,403
Costs and Operating Expenses
  Cost of Vacation Interval sales ...................                4,569              13,161              17,007
  Provision for doubtful accounts ...................                2,318               4,450               5,242
  Advertising, sales and marketing ..................                8,576              23,874              29,343
  Maintenance and energy ............................                1,938               8,013              11,387
  General and administrative ........................                5,417              11,463              10,888
  Depreciation ......................................                   49                 620                 973
  Amortization of goodwill ..........................                   --               2,885               1,606
                                                                 ---------           ---------           ---------
     Total costs and operating expenses .............               22,867              64,466              76,446
                                                                 ---------           ---------           ---------
Operating income ....................................                2,837               9,517               4,957
  Interest expense, net .............................                3,931              14,947              17,958
  Equity in losses on equity investments.............                   --                  25                 352
  Foreign currency exchange (gains)/losses, net .....                1,333               4,274                (801)
                                                                 ---------           ---------           ---------
Net loss before taxes ...............................               (2,427)             (9,729)            (12,552)
  Foreign income and asset taxes ....................                  909                 672                 709
                                                                 ---------           ---------           ---------
Net loss before preferred dividends .................               (3,336)            (10,401)            (13,261)
  Preferred stock dividends .........................                  232                 711                 675
                                                                 ---------           ---------           ---------
Net loss attributable to common shareholders ........            $  (3,568)          $ (11,112)          $ (13,936)
                                                                 =========           =========           =========

Net loss per share
  (Basic and Diluted) ...............................            $    (.40)          $   (1.03)          $   (1.29)
Weighted average number of common shares:
  (Basic and Diluted) ...............................            8,843,383          10,747,409          10,766,300


Comprehensive loss
Net loss before preferred stock dividends ...........            $  (3,336)          $ (10,401)          $ (13,261)
Other comprehensive loss, net of tax:
    Foreign currency translation adjustment .........                   --                (111)                241
                                                                 ---------           ---------           ---------
Comprehensive loss ..................................            $  (3,336)          $ (10,512)          $ (13,020)
                                                                 =========           =========           =========






                             The accompanying notes are an integral part of these financial statements.



                                        RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT (DEFICIT)
                                           (in thousands except share and per share data)

                                                                                                                           Total
                                                         Convertible Additional   Warrants                Cumulative   Shareholders'
                                       Common  Preferred  Preferred   Paid-In   To Purchase  Accumulated  Translation   Investment
                                        Stock    Stock      Stock     Capital      Stock       Deficit    Adjustment     (Deficit)
                                       ------  ---------  ---------  ---------  -----------  -----------  -----------  -------------
Issue 8,100,000 common shares........  $    8                         $      4                                             $     12
  Issue 2,000,000 commons shares on
    August 18, 1997 to subsidiary of
    Starwood Capital in connection
    with the purchase transactions ..       2                                                                                     2
  Issue 37,500 preferred shares in
    exchange for shareholder loans of
    $3.75  million ..................            $    --                 3,750                                                3,750
  Issue common shares; 200,000 for
    cash; 258,450 in connection with
    Senior Note offering; and 142,850
    in connection with the purchase
    transaction .....................       1                            3,292                                                3,293
  Issue warrants to purchase
    1,869,962 common shares and
    related issue costs .............                                              $ 9,331                                    9,331
  Net loss for the year ended
    December 31, 1997................                                                        $  (3,336)                      (3,336)
                                       ------    -------   -------    --------     -------   ---------       -------       --------
Balance, December 31, 1997...........      11         --        --       7,046       9,331      (3,336)           --         13,052
                                       ------    -------   -------    --------     -------   ---------       -------       --------

  Issue 65,000 common shares
    at $5 per share .................      --                              325                                                  325
  Issue 20,775 convertible preferred
    stock as partial consideration
    for the purchase of Whiski Jack..      --              $ 2,078                                                            2,078
  Cumulative translation adjustment..                                                                        $  (111)          (111)
  Net loss for the year ended
    December 31, 1998................                                                          (10,401)                     (10,401)
                                       ------    -------   -------    --------     -------   ---------       -------       --------
Balance, December 31, 1998...........      11         --     2,078       7,371       9,331     (13,737)         (111)         4,943
                                       ------    -------   -------    --------     -------   ---------       -------       --------

  Purchase of 15,000 shares of
    convertible preferred............                       (1,500)                                                          (1,500)
  Class A preferred stock exchanged
    for redeemable preferred stock ..                 --                (3,750)                 (1,160)                      (4,910)
  Pay-in-kind preferred stock
    dividend.........................                                                             (225)                        (225)
  Cumulative translation adjustment                                                                              241            241
  Net loss for the year ended
    December 31, 1999................                                                          (13,261)                     (13,261)
                                       ------    -------   -------    --------     -------   ---------       -------       --------
Balance, December 31, 1999...........  $   11    $    --   $   578    $  3,621     $ 9,331   $ (28,383)      $   130       $(14,712)
                                       ======    =======   =======    ========     =======   =========       =======       ========



                             The accompanying notes are an integral part of these financial statements.


                                        RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)


                                                                                             Years Ended December 31,
                                                                                ---------------------------------------------------
                                                                                      1997              1998              1999
                                                                                ---------------   ---------------   ---------------
  Operating activities
      Net loss ..........................................................        $    (3,336)       $  (10,401)       $  (13,261)
      Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization ...................................                252             6,033             5,279
        Provision for doubtful accounts .................................              2,318             4,450             5,242
        Equity in losses on equity investments ..........................                 --                25               352
      Changes in other operating assets and liabilities:
        Vacation Interval receivables and other trade receivables .......             (5,753)          (11,383)          (14,342)
        Inventories .....................................................               (132)              164               (84)
        Refundable Mexican taxes.........................................             (3,375)              629            (1,033)
        Cost of unsold vacation ownership intervals and related club
          memberships ...................................................                627             8,515             4,038
        Deferred loan costs..............................................               (407)               69             1,296
        Prepaid and other assets ........................................             (1,460)             (327)           (3,424)
        Accounts payable and accrued liabilities  .......................              6,681                 7             2,092
        Taxes payable  ..................................................               (815)             (541)             (557)
        Unearned services fees ..........................................              1,070            (1,129)               (1)
                                                                                 -----------        ----------        ----------
Net cash used in operating activities                                                 (4,330)           (3,889)          (14,403)

Investing activities
      Purchase of vacation ownership business, net of cash acquired .....            (85,482)           (3,225)               --
      Purchase of land and other assets held for vacation ownership
        development .....................................................                (43)           (5,240)           (2,884)
      Additions to facilities and office furniture and equipment ........               (813)           (1,968)           (3,434)
                                                                                 -----------        ----------        ----------
Net cash used in investing activities ...................................            (86,338)          (10,433)           (6,318)

Financing activities
      Issuance of stock .................................................              1,013               325                --
      Proceeds from shareholder loans ...................................              4,900                --                --
      Proceeds from issuance of notes payable to a bank in connection
        with the purchase transactions ..................................             82,954                --                --
      Additional notes payable ..........................................              1,000            11,575            40,783
      Repayment of notes payable ........................................            (84,104)           (3,667)          (13,330)
      Purchase of Company's convertible preferred stock..................                 --                --            (1,500)
      Issuance of Senior Notes, less related expenses ...................             93,910                --               --
                                                                                 -----------        ----------        ----------
Net cash provided by financing activities ...............................             99,673             8,233            25,953

Increase (decrease) in cash and cash equivalents ........................              9,005            (6,089)            5,232
Effect of exchange rate changes on cash .................................                 --                44               119
Cash and cash equivalents, at beginning of the period ...................                 --             9,005             2,960
                                                                                 -----------        ----------        ----------
Cash and cash equivalents, at end of the period .........................        $     9,005        $    2,960        $    8,311
                                                                                 ===========        ==========        ==========

Supplemental disclosures of cash flow information
      Cash paid during the period for interest ..........................        $     3,252        $   14,053        $   15,873
      Cash paid during the period for income and asset taxes ............                183             1,672             1,171
Non-cash investing and financing activities
      Issuance of warrants in conjunction with debt offering ............        $     9,331        $       --        $       --
      Issuance of common stock in conjunction with debt offering ........              1,292                --                --
      Issuance of common stock in settlement of financial advisory fees .              1,000                --                --
      Conversion of shareholder loans to preferred stock ................              3,750                --                --
      Issuance of preferred stock in conjunction with purchase of
        Whiski Jack .....................................................                 --             2,078                --
      Issuance of notes payable in conjunction with purchase of land                      --             5,000                --
      Dividends paid in-kind upon preferred stock exchange ..............                 --                --             1,160
      Stock dividend issued on redeemable preferred stock ...............                 --                --               225

                             The accompanying notes are an integral part of these financial statements.

              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


1. GENERAL INFORMATION

General

     The financial statements include the accounts of Raintree Resorts International, Inc., a Nevada corporation, (the "Ultimate Parent") and all of its wholly owned subsidiaries (collectively, the "Company"). The Company develops, markets, and operates vacation ownership resorts in North America with resorts in Mexico, Canada and the United States. The Company's headquarters are located in Houston, Texas with administrative offices in Mexico City, Mexico and Whistler, British Columbia, Canada.

Company Formation and Initial Operations

     On August 18, 1997, Raintree Resorts International, Inc. which was incorporated in August 1996, purchased all of the stock of Desarrollos Turisticos Regina S. de R.L. de C.V. and its subsidiaries (the "Predecessor Business"). In summary, the Company acquired net vacation ownership assets ("Club Regina Resorts") of approximately $86.8 million from a Mexican bank (Bancomer) using shareholder loans of approximately $3.8 million and seller financing of approximately $83 million. The allocation of the purchase price was to the following net assets (in millions):

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
                                                                                                               ======


     Contemporaneous with the purchase, the real property of the Predecessor Business, the Club Regina Resorts and Westin Hotels, was segregated such that each would be able to be owned by separate companies. The Westin Hotels were then sold by the Company to SLT Realty Limited Partnership, an affiliate of Starwood Lodging Trust and Starwood Lodging Corporation (collectively
"Starwood") for $132.75 million on August 18, 1997. No gain or loss was recognized on the sale. These transactions are referred to herein as the "Purchase Transactions."

     As a result of the Purchase Transactions, the Company then owned and operated three luxury Mexican vacation ownership resorts in Cancun, Puerto Vallarta and Cabo San Lucas, Mexico. Prior to August 18, 1997, the Company did not have significant operations or revenues, and prior to April 1997, the Company was inactive.

     Effective July 1, 1998, the Company implemented a new product structure to sell its Vacation Intervals ("Vacation Intervals") under a right-to-use membership entitling owners to a 50-year contractual right to use Vacation Interval units. This right includes the right to participate either in (i) an extension of the contractual right to use if practicable under Mexican law or
(ii) the proceeds from the sale of the Los Cabos, Cancun and Puerto Vallarta Resorts in 2047. This new membership has a term of 50 years instead of the 30 years as a result of a change in Mexican law. The Company has also extended the same rights of ownership to purchasers of vacation ownership interest for the period from August 18, 1997 to July 1, 1998.

Acquisition of Whiski Jack Resorts, Ltd.

     On July 24, 1998, the Company acquired the assets and assumed certain liabilities of Whiski Jack Resorts Ltd. ("Whiski Jack") for approximately $6.6 million. The acquisition was accounted for as a purchase and, accordingly, the results of operations are included in the financial statements only for the periods subsequent to the date of acquisition. The purchase price has been allocated to the assets and liabilities assumed based upon the fair values at the date of acquisition. The excess purchase price over the fair values of the net assets acquired has been recorded as goodwill, totaling approximately $4.5 million, and has been amortized pro rata as the individual weeks acquired in the acquisition were sold. Amortization expense was $2.9 million and $1.6 million for the years ended December 31, 1998 and 1999, respectively.

     The Company periodically evaluates the recoverability of intangibles resulting from business acquisitions and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and prospects and market and economic conditions.

Acquisition of Villa Vera Hotel & Racquet Club

     The Company acquired the land and facilities of the Villa Vera Hotel & Racquet Club (the "Villa Vera") for $6.2 million in December 1999. The purchase price includes the cost of converting certain of the 59 hotel units into vacation ownership units, and the addition of a restaurant and spa. The purchase price has been allocated to the assets and liabilities assumed based upon the fair values at the date of acquisition. The Villa Vera is located in Acapulco, Mexico. The vacation ownership units acquired increased the Company's inventory by approximately 3,068 vacation interval weeks.

Proforma Financial Information

     The following unaudited pro forma consolidated results of operations for the year ended December 31, 1997 and 1998 assume the Predecessor Business and Whiski Jack acquisitions occurred as of January 1, 1997 (in thousands except per share data):

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

Liquidity

     In connection with the Purchase Transactions, the Company borrowed approximately $83 million and replaced such borrowing with its Senior Notes. At December 31, 1999, the Company is, and will continue to be, highly leveraged, with substantial debt service requirements. A significant portion of the Company's assets are pledged against existing borrowings. The Company has a deficit in shareholder's investment, has incurred losses since its inception and expects to incur a net loss for fiscal 2000. To achieve profitable operations, the Company is dependent on a number of factors, including its ability to reduce its debt service requirements, to increase its Vacation Interval inventory through development projects and through the acquisition of existing resort properties, and its ability to continually sell Vacation Intervals on an economical basis, taking into account the cost of such intervals and related marketing and selling expenses. The Company expects that its existing credit capacity combined with additional credit capacity which must be negotiated during 2000 will be sufficient to enable the Company to meet its debt service obligations, including interest payments on its Senior Notes during 2000. The Company also expects to be able to fund capital requirements from its future operations and from anticipated capital project financings which have not yet been negotiated. However, should the Company not achieve the anticipated level of operating results during 2000 or be able to successfully negotiate future secured credit capacity, there is no assurance that the Company will be able to meet all of its 2000 debt service payments.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of Raintree Resorts International, Inc., and all of its wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation. The Company reports its 50% interest in a company that owns and rents housing to both employees and non-employees of the Company, and its share of the investment and losses in The Teton Club, LLC, using the equity method of accounting. Certain reclassifications have been made to prior year's financial statements to be consistent with the current year's presentation.

Investment in the Teton Club

     The Teton Club, LLC ("Teton Club"), a joint venture between the Company and JHSC Properties, Inc. is developing 37 condominium units in Teton Village near Jackson, Wyoming. The financing for this project was arranged with FINOVA Capital Corporation and consists of $33.3 million for construction financing, $7.5 million for pre-sale working capital requirements and $20 million for receivables financing. The receivable financing is a hypothecation line-of-credit and will be used to repay the construction and pre-sale working capital loans and to fund operating expenses. As of December 31, 1999, Teton Club was not in compliance with one of the loan covenants but obtained a timely one-time waiver for such year-end non-compliance, and is currently in compliance and expects to be in compliance during 2000 and thereafter. The Company, as part of the financing arrangement, is directly obligated for $8.3 million of the construction loan, $1.9 million of the pre-sale working capital loan and $5 million of the receivables loan. Additionally, the Company is responsible for working capital deficits. The Company is also required to maintain certain covenants and ratios, including a specified yearly net worth. As of December 31, 1999, $8.7 million had been drawn on the construction portion of the financing, and $1.9 million had been drawn on the working capital portion of the financing.

Foreign Currency Accounting and Fluctuations

     The Company maintains its Mexican accounting records and prepares its financial statements for its Mexican subsidiaries in Mexican pesos. The accounts of the Mexican subsidiaries have been re-measured into United States ("U.S.") dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. The Company's stated sales prices are U.S. dollar denominated as are a significant amount of its Vacation Interval contracts receivable. Additionally, the Company's debt is U.S. dollar denominated. Accordingly, the Mexican pesos are translated to U.S. dollars for financial reporting purposes in using the U.S. dollar as the functional currency and exchange gains and losses as well as translation gains and losses are reported in income and expense. The resulting net exchange and translation losses for the period August 18, 1997 through December 31, 1997 (the period the Company had operations in Mexico) and for the year ended December 31, 1998, were $1,333,000 and $4,299,000, respectively. The Company had a net exchange and translation gain for the year ended December 31, 1999 of $801,000. These net losses were primarily related to the decline in the value of the peso to the U.S. dollar during the years ended December 31, 1997 and 1998, and the net gain during 1999 was due to marginal recovery of rates during 1999 as follows:


              Exchange rates                                                             Pesos           US Dollar
              --------------                                                             -----           ---------
        August 18, 1997........................................................           7.766    =       $1.00
        December 31, 1997......................................................           8.083    =       $1.00
        March 31, 1998.........................................................           8.517    =       $1.00
        June 30, 1998 .........................................................           9.041    =       $1.00
        September 30, 1998 ....................................................          10.112    =       $1.00
        December 31, 1998......................................................           9.865    =       $1.00
        March 31, 1999.........................................................           9.516    =       $1.00
        June 30, 1999..........................................................           9.488    =       $1.00
        September 30, 1999.....................................................           9.358    =       $1.00
        December 31, 1999......................................................           9.522    =       $1.00

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

Cash and Cash Equivalents

     The Company considers demand accounts and short-term investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents included $0.8 million and $1.1 million in restricted funds at December 31, 1998 and 1999, respectively.

Vacation Interval Receivables and Concentration of Geographic and Credit Risk

     As of December 31, 1999, 81.2% of the Company's Vacation Interval sales entitled the owner upon payment of a service fee a defined right to use vacation ownership facilities at the Club Regina Resorts in Mexico. While the Company does not obtain collateral for such Vacation Interval receivables, the Company does not believe it has significant credit risk with regard to its Vacation Interval receivables, because in the instance of uncollectibility of a contract, the Company retains the right to recover and re-sell the underlying defaulted Vacation Interval. Historically, the Company has been able to re-sell such intervals at prices in excess of the defaulted receivable balances. Management believes the allowance for uncollectible accounts is adequate to cover probable losses inherent in the contracts receivable portfolio at December 31, 1999 and 1998.

     The Company estimates that at December 31, 1999, approximately 52.5% of all of the Vacation Interval receivables were U.S. dollar denominated, 31.4% of all Vacation Interval receivables were denominated in UDI's, an obligation denominated in pesos which is adjusted for Mexican inflation ("UDI"), 9.4% of all Vacation Interval receivables were denominated in Mexican pesos and 6.7% of all Vacation Interval receivables were denominated in Canadian dollars.

     A significant portion of the Company's customers reside in Mexico and all of the Company's sales offices which sell vacation ownership interest of Club Regina are currently located in Mexico. Any economic downturn in Mexico, which has a history of economic instability, could have a material adverse effect on the Company's business, results of operations and financial condition.

Seasonality

     The Mexican and Canadian vacation ownership industry in general tends to follow seasonal buying patterns with peak sales occurring during the peak travel/tourism seasons, usually December through April and July and August. Seasonal influences also affect the Company's earnings so that net income and cash receipts from customer initial down payments are typically higher in the first and fourth calendar quarters. In Mexico, American tourists tend to vacation in the destinations where the Club Regina Resorts are located in the December through April season while Mexican tourists tend to travel to these destinations more frequently during the summer months.

Fair Market Value of Financial Instruments

     The carrying amount of Vacation Interval receivables, other trade receivables and notes payable approximate their estimated fair market value because of the short-term maturity of those instruments and/or because they bear market interest rates as of December 31, 1999. The fair market value of the Senior Notes has not been determined since they are not traded on a formal exchange market and they are volatile due to being speculative in nature.

Inventories

     Inventories, which include supplies, other consumables, and items held for sale in the Company's retail shops are stated at the lower of cost (FIFO method) or estimated market.

Facilities and Office Furniture and Equipment

     The Company currently maintains facilities that include a restaurant and spa that are complementary to its resort operations, in addition to office furniture and equipment. These assets are stated at cost, net of accumulated depreciation of $0.7 million and $1.7 million at December 31, 1998 and 1999, respectively. The office furniture and equipment are related to assets used by the Company in its administration and marketing functions and is depreciated using the straight line method over the estimated useful lives of three to seven years. Additionally, the restaurant and spa are depreciated using the straight-line method over the estimated useful lives of 10 years.

Land Held for Vacation Ownership Development

     The Company owns a parcel of undeveloped beachfront property located in Cozumel, Mexico and a parcel of land adjacent to its Regina Resort located in Cabo San Lucas, Mexico. The Company plans to construct additional vacation ownership facilities on these parcels of land. Although preliminary architectural and engineering planning has commenced, no commitments have been made regarding these planned expansion projects. Further work on the Cozumel property will not occur prior to 2001 or later.

     Land held for vacation ownership development includes the cost of land, and additionally, development costs and capitalized interest. Interest related to these developmental properties of $1.8 million and $0.8 million during the years ended December 31, 1998 and 1999, respectively, was capitalized.

Costs of Unsold Vacation Ownership Intervals and Related Club Memberships

     In Mexico, the Company is the beneficiary of trusts that hold fee simple title to the vacation ownership facilities at the Club Regina Resorts. The Company reports its allocated acquisition costs related to these trust rights to use these facilities, to the extent that such Vacation Intervals were unsold, within the balance sheet as "Cost of unsold vacation ownership interval weeks and related club memberships". At December 31, 1998 and 1999, the Company holds rights for 6,072 and 5,241 vacation interval weeks, respectively. The Company also includes in inventory the rights to weeks sold prior to August 18, 1997 that revert back to the Company at the end of the 30-year lease. Trust rights in Mexico are carried at the lower of carrying amount or fair value less cost to sell. Fair value is estimated by discounting estimated future net cash flow from the sale of such rights.

     In Canada, the Company sells Vacation Interval ownership properties on a weekly interval basis under a fee simple transfer of title arrangement. The Company reports its costs related to these properties at the lower of cost or market, within the balance sheet as "Cost of unsold vacation ownership intervals and related club memberships". At December 31, 1998 and 1999, the Company held title to properties totaling 585 and 548 vacation interval weeks, respectively.

Retained Interests in Hotel Cash Flows

     In connection with the August 18, 1997 Purchase  Transactions  discussed in
Note 1, the Company sold the Westin Hotels to Starwood but retained an economic interest in the hotels which is defined by an agreement under which Starwood will pay the Company 20% of it's future cash flows, as defined, over a 50-year period. The

Company allocated $4.0 million of its net purchase price to this agreement based on the estimated present value of expected payments arising from the agreement. The Company began recognizing revenue under the agreement in 1999, which amounted to approximately $275,000 based on the partial year 1997 and 1998. The Company will carefully monitor the expected cash flow based on the reported results of the hotel operations and will record an impairment loss if the carrying value of this asset should exceed the present value of the expected future cash payments.

Deferred Loan Costs

     The costs incurred in connection with the Senior Notes, various credit agreements and loans have been deferred and are being amortized over the terms of the Senior Notes, credit agreements and loans using the effective interest method. The balance of deferred loan costs was $7,413,000 and $7,342,000 at December 31, 1998 and 1999, respectively. Amortization expense for the years ended December 31, 1997, 1998 and 1999 totaled $92,000, $1,215,000 and
$1,367,000, respectively, and is included in interest expense.

Revenue Recognition

     The Company recognizes sales of Vacation Intervals on an accrual basis after a binding sales contract is executed and a 10% minimum down payment is received. For transactions that do not qualify for accrual method of accounting, all revenue is deferred using the deposit method.

Advertising Expense

     The Company expenses advertising costs as incurred.

Loss Per Share

     Basic per share results are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Since the Company has a net losses for all periods reported, no conversion is assumed as conversion of the Company's warrants and stock options would be anti-dilutive.

     The following is a reconciliation of the numerator and denominator for basic and diluted loss per share (in thousands except share and per share data):


                                                                                 Years Ended December 31,
                                                              -------------------------------------------------------------
                                                                     1997                  1998                  1999
                                                              -----------------     -----------------     -----------------
Numerator - Basic and Diluted:
    Loss available to common shareholders .................        $  (3,568)          $  (11,112)           $  (13,936)
Denominator:
    Basic - weighted average number of common shares               8,843,383           10,747,409            10,766,300
    Adjustments:
       Warrants associated with Senior Notes ..............               --                   --                    --
       Common stock options ...............................               --                   --                    --
    Diluted  ..............................................        8,843,383           10,747,409            10,766,300
Loss per share
    Basic and diluted......................................        $    (.40)          $    (1.03)          $     (1.29)


Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

New Accounting Pronouncement

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. The Company currently does not employ derivative instruments and believes that the adoption of SFAS No. 133, required originally in the year 2000 and updated by SFAS No. 137 to year 2001, will not materially impact the Company.

3. VACATION INTERVAL RECEIVABLES AND OTHER TRADE RECEIVABLES

     Vacation Interval receivables and other trade receivables were as follows (in thousands):


                                                                                         December 31,
                                                                               --------------------------------
                                                                                    1998              1999
                                                                               --------------    --------------
     Vacation Interval receivables .......................................         $  53,563         $  63,875
     Service fee receivables .............................................             1,047               992
     Other trade receivables .............................................             4,787             4,432
     Less - allowances for doubtful accounts                                          (7,562)           (8,067)
                                                                                   ---------         ---------
            Total  .......................................................         $  51,835         $  61,232
                                                                                   =========         =========


     At December 31, 1999, the weighted average interest rate earned on Vacation Interval receivables that were denominated in U.S. dollars was 15.0%, in Mexican pesos was 22.6%, in UDI's was 8.3% and in Canadian dollars was 14.1%. These receivables are collected in monthly installments over periods ranging from 1 to 10 years, with a weighted average maturity of approximately five years as of December 31, 1999 and 1998. The overall weighted average interest rate is 15.7%. The interest rates range from 8% to 29%.

     The following table reflects the principal maturities of Vacation Interval receivables as of December 31, 1999 (in thousands):

               Period ended December 31:
               2000  .............................................................................        $18,072
               2001  .............................................................................         16,028
               2002  .............................................................................         12,966
               2003  .............................................................................          8,934
               Thereafter ........................................................................          7,875


     The  activity  in  the  Vacation  Interval   receivables  and  other  trade
receivables allowance for doubtful accounts for the year ended December 31, 1998 and 1999 is as follows (in thousands):

                                                                                             December 31,
                                                                                  -----------------------------------
                                                                                       1998                1999
                                                                                  ---------------    ----------------
     Balance, beginning of year ..........................................           $    8,005          $    7,562
     Provision charged to expense ........................................                4,450               5,242
     Cancellation of contracts and receivables charge off ................               (4,893)             (4,737)
                                                                                     ----------          ----------
     Balance, end of year ................................................           $    7,562          $    8,067
                                                                                     ==========          ==========

4. SENIOR NOTES PAYABLE

     On December 5, 1997, the Company and its indirect wholly-owned Mexican financial subsidiary ("Issuers") jointly issued $100 million of Senior Notes due December 1, 2004. The Company also issued warrants to the noteholders to purchase 1,869,962 common shares. The estimated fair market value of the warrants on the date that the warrants were issued was $4.99 per warrant or $9,331,000 in total. This amount was recorded as an increase in shareholders' investment and original issue discount in the Company's balance sheet. The original issue discount is being amortized to expense over the warrant exercise period of 84 months. A portion of net proceeds ($83 million) was used to repay the outstanding loans and related accrued interest payable to the Company's lender bank (Bancomer).

     The Senior Notes are payable in U.S. dollars and bear interest at 13% per annum with interest payable semi-annually on June 1st and December 1st. The Senior Notes are general unsecured obligations of the Issuers.

     The indenture pursuant to which the Senior Notes were issued (the "Indenture") contains certain covenants that, among other things, limit the ability of the Issuers to incur certain additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase equity interests (as defined) or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets of the Issuers, issue or sell equity interests of the Company's subsidiaries, or enter into certain mergers and consolidations. Additional indebtedness includes the ability of the Company to borrow credit agreement debt up to 90% of its Vacation Interval receivables. In addition, under certain circumstances, the Issuers will be required to offer to purchase the Senior Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the date of purchase, with the proceeds of certain asset sales (as defined).

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

5. NOTES PAYABLE

Summary of Notes Payable (in thousands) -


                                                       December 31,
                                         ---------------------------------------
                                                 1998                 1999
                                         ------------------    -----------------
     Notes Payable to a Bank ............       $     276             $     278
     Cabos West Notes Payable ...........           5,000                 2,350
     Credit Agreement Notes and Loans ...           9,086                38,772
     Mortgages Payable ..................           2,773                 3,387
                                                ---------             ---------
                                                $  17,135             $  44,787
                                                =========             =========


     The current maturities of Senior Notes and notes payable are as follows (in thousands):


     2000  ..............................       $  19,565
     2001  ..............................           8,210
     2002  ..............................           6,783
     2003  ..............................           4,172
     2004  ..............................         102,957
     Thereafter .........................           3,100


Notes Payable to a Bank - The notes payable to a bank at December 31, 1998 and 1999 had interest payable at 7.75%, and 8.50%, respectively. The 1998 notes were paid in 1999, and the 1999 notes are due in full in 2000.

Cabos West Notes Payable - On September 17, 1998, in connection with the Cabos West land purchase, the Company entered into notes payable secured by the land. The notes bear interest at approximately 10% and are due on demand.

Credit Agreement Notes - In November 1998, the Company negotiated a commitment letter with FINOVA Capital Corporation, which included an agreement to provide a receivables based credit facility of $20 million that was finalized in November 1998, and a $16.5 million inventory based credit facility that was finalized in May 1999. The aggregate borrowing limit on these facilities is $34 million, as amended. The agreement limits the use of proceeds to acquisitions, development, working capital and repayment of existing obligations. FINOVA will lend 90% on pledged notes receivable denominated in United States dollars and held by United States or Canadian residents. These notes are assigned to the lender and as payments are received, they are applied to this loan. The agreement requires replacement of notes that become 60 days past due. Furthermore, the outstanding receivables loan balance bears interest at a fluctuating base rate plus 175 basis points, which was 9.5% and 10.25% per annum at December 31, 1998 and 1999, respectively. The outstanding inventory loan balance bears interest at a fluctuating base rate plus 225 basis points, which at December 31, 1999 was 10.75% per annum. Interest under the notes is due monthly. The fluctuating base rate is the "Corporate Base" rate of Citibank, N.A., New York, which the bank publicly announces from time to time, and is a rate charged by the bank to it's most creditworthy commercial borrowers. Also, the agreement requires the Company to maintain certain minimum financial ratios including a minimum capital requirement. The receivables line of credit matures 84 months from the date of the last advance made against it, and the inventory based credit facility matures on June 30, 2001. As of December 31, 1999, the outstanding balance of the receivables line of credit was $9,760,000 and of the inventory based credit facility was $15,159,000.

     On November 23, 1999, the Company executed a $10 million receivables loan facility with Textron Financial Corporation. The loan is collateralized by the Company's notes receivable, with a limit of up to 30% of those notes denominated in Mexican pesos of which Textron will lend 80% on pledged notes, and the remainder in U.S. dollars on which Textron will lend 85% on pledged notes. The pledged notes receivable are collected by a designated lockbox agent and the proceeds are forwarded to the lender to be applied to this loan. The agreement limits the use of proceeds to payment of debt, sales, marketing, working capital, project development and administrative costs, and for future expansion of timeshare development. Additionally, the entire outstanding loan balance is to be paid in full on or before December 1, 2004. The loan bears a variable interest rate of the Chase Manhattan Bank prime rate plus 200 basis points that is adjusted on the first day of each month with the interest due monthly, and as of December 31, 1999, was 10.5%. Interest on the loan is due monthly, and as of December 31, 1999, the outstanding balance of the loan facility was $7,103,000.

     The Company also entered into a $7 million loan agreement with Bancomer on November 26, 1999, that was collateralized by all of the Company's UDI denominated notes receivable, and is restricted to the timely payment of interest to holders of the Company's Senior Notes. The loan agreement extends credit to the Company for a fixed 30-month term from November 29, 1999 to May 29, 2000. Furthermore, the agreement requires the Company to pay back the principal in UDI's in 30 equal monthly installments plus accrued interest in the U.S. dollar equivalent amount of approximately $233,000 beginning on December 29, 1999. Also, the loan bears simple interest at a rate of 12% per annum, and as of December 31, 1999, had an outstanding balance of $6,750,000.

     Mortgages Payable - Mortgages payable consist of the assignment of specific Whiski Jack Vacation Interval receivables to related and third party buyers. The mortgages payable bear interest at a major Canadian Bank's prime rate plus 1.25% to prime plus 8.5% during 1998, and prime plus 1.75% to prime plus 8% during 1999, and were payable in monthly installments including interest over periods ranging from twelve months to ten years during both years. The average interest rates paid were 11.1% and 10.7% during 1998 and 1999, respectively, and the prime rate was 6.75% and 6.5% at December 31, 1998 and 1999, respectively.


6. OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

General

     The Company has only one line of business, which develops, markets and operates luxury vacation ownership resorts in three geographic areas; Mexico, Canada and the United States. The United States operations are carried out through a joint venture accounted for on the equity method of accounting. The

Company's reportable segments are based on geographic area. The reportable segments are managed separately due to their geographic location with managers focused on improving and expanding each segment's operations. However resource allocation is not based on individual country results, but based on the best location for future resorts in order to enhance the Company's overall ability to sell timeshare under a club concept. Revenues are attributed to countries based on the location of the vacation ownership resorts.

Segment profit or loss

     The  Company's  accounting  policies  for  segments  are the  same as those
described  in  the  summary  of  significant  accounting  policies.   Management
evaluates segment performance based on profit or losses before intercompany interest charges, income taxes and nonrecurring gains and losses. Transfers between segments are accounted for at market value.

     The following table presents segment information (in thousands):


                                                                                              Corporate
                                                                    Mexico       Canada       and Other       Total
                                                                  --------      --------      --------      --------
As of and for year ended December 31, 1999:
Revenues from external customers .........................        $ 66,955      $ 14,403      $     45      $ 81,403
Interest revenue..........................................           6,755           497            --         7,252
Interest expense..........................................          15,999           396         1,563        17,958
Depreciation and amortization.............................             784         1,736            59         2,579
Operating income (loss) ..................................           7,555           381        (2,979)        4,957
Income tax expense........................................              --           709            --           709
Total assets .............................................         126,503        10,827         8,541       145,871
Capital expenditures .....................................           4,780           616           922         6,318

As of and for year ended December 31, 1998:
Revenues from external customers .........................        $ 66,036       $ 6,524      $  1,423      $ 73,983
Interest revenue..........................................           5,725           123            --         5,848
Interest expense..........................................          13,207           195         1,545        14,947
Depreciation and amortization.............................             550         2,912            43         3,505
Operating income (loss) ..................................          13,481        (1,550)       (2,414)        9,517
Income tax expense........................................             100           572            --           672
Total assets .............................................         117,541         9,643         2,483       129,667
Capital expenditures .....................................          11,381           163           190        11,734

As of and for year ended December 31, 1997:
Revenues from external customers .........................        $ 24,857      $     --      $    847      $ 25,704
Interest revenue..........................................           1,557            --            --         1,557
Interest expense..........................................           3,616            --           315         3,931
Depreciation and amortization.............................              49            --            --            49
Operating income (loss) ..................................           3,670            --          (833)        2,837
Income tax expense........................................             909            --            --           909
Total Assets .............................................         105,051            --        14,928       119,979
Capital expenditures .....................................             930            --            51           981

Corporate and other

     The amounts shown as an operating loss under the column heading "Corporate and Other" consist primarily of general and administrative costs that are not allocated to the segments. Also, the U. S. joint venture is included in corporate operations and had equity losses of $25,000 and $352,000 in 1998 and 1999, respectively.

7. RELATED PARTY TRANSACTIONS AND AGREEMENTS

Related Party Mortgages Payable

     At December 31, 1998 and 1999, the aggregate principal amount of mortgages payable to related parties was $1,868,000 and $1,014,000, respectively. Interest accrues on the mortgages at rates ranging from prime plus 3% to prime plus 7.75% per annum and is payable in monthly installments over periods ranging from twelve months to ten years.

Related Party Agreements

     In connection with the Purchase Transactions, the Company and Starwood entered into various operating agreements related to the joint operation and ownership of certain common facilities at the combined resorts. Starwood has rented specified rooms at two of the Company's Club Regina Resorts for a one-year period ending August 18, 1998 for $1.06 million which has been recognized into income along with related fees of $1.95 million over the term of the agreements. The operating agreements provide for certain operating standards at the combined resorts and prohibit the Company from renting vacant vacation ownership units on a transient basis. The Company will be liable for significant penalties should it violate certain provisions of these operating agreements.

     In connection with the sale of the Westin Hotels to Starwood as discussed in Note 1, the Company entered into an agreement with Starwood that provided the Company with a retained economic interest in the future cash flows of the hotels in excess of defined levels. This agreement provides, among other things, for the Company to receive 20% of the cash flow, as defined, including cash flow from any future refinancing and/or sale of the hotel facilities. The Company is to provide certain strategic advisory services to Starwood that will involve minimal cost to the Company. The Company has allocated a value of $4 million to this retained interest in the balance sheet under the caption, "retained interest in hotel cash flows," based on discounted estimated future cash flows to be received by the Company.


8. SHAREHOLDERS' INVESTMENT

Preferred Stock

     On July 1, 1999, all 37,500 shares of the Class A Preferred Stock of the Company were exchanged for 50,000 shares of a new class of Pay-in-Kind Redeemable Preferred Stock (Redeemable Preferred Stock) plus 500,000 five-year Warrants to purchase the Company's Common Stock at $5.00 per share. The Redeemable Preferred Stock requires that annual dividends be paid either in cash equaling 9% of the Redeemable Preferred Stocks' $100 per share Liquidation Preference, or in an equivalent number of shares of such Redeemable Preferred Stock valued at the Liquidation Preference. As of December 31, 1999, the Company opted to pay a stock dividend of 2,250 shares. Also, the Redeemable Preferred Stock is redeemable at any time before December 1, 2004, at which time redemption is mandatory.

Convertible Preferred Stock

     In connection with the purchase of Whiski Jack, the Company issued 20,775 shares of redeemable convertible preferred stock (Convertible Preferred) through its wholly owned subsidiary, Raintree Resorts International Canada, Ltd. (Raintree Canada). The shares are redeemable with a liquidation preference of $100 per share. The preferred shares accrue dividends at the rate of 10% per annum. As of December 31, 1999, 5,775 shares were outstanding. The cumulative unpaid dividends totaled $0.2 million at December 31, 1999. The Company redeemed 5,000 shares ($0.5 million) on each of April 1, 1999, July 31, 1999 and October 31, 1999. The Company redeemed the remaining outstanding shares during January and February 2000.

Company Stock Options

     1997 Long-Term Incentive Plan - On August 18, 1997, the Board of Directors and the Company's stockholders approved the Company's 1997 Long Term Incentive Plan (the Plan). The purpose of the Plan is to provide directors, officers, key employees, consultants and other service providers with additional incentives by increasing their ownership interest in the Company. Individual awards under the Plan may take the form of one or more of (i) either incentive stock options or non-qualified stock options; (ii) stock appreciation rights; (iii) restricted or deferred stock; (iv) dividend equivalents and (v) other awards not otherwise provided for, the value of which is based in whole or in part upon the value of the common stock.

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

     The Black-Scholes option pricing model was used with the following weighted-average assumptions for the risk-free interest rate for each of the specified dates of grant:

      8/15/97 ............................................. 6.33%
      8/18/97 ............................................. 6.28
     10/16/97 ............................................. 6.45
      1/19/98 ............................................. 5.83
       4/1/98 ............................................. 5.95
     11/15/98 ............................................. 5.31
      12/1/98 ............................................. 5.16
       5/1/99 ............................................. 5.83
      10/1/99 ............................................. 6.57

     Furthermore, dividend yield of 0%, expected market price volatility factor of 0, and an option life of ten years was assumed for each of the three years ended December 31, 1997, 1998 and 1999.

     The following are pro forma disclosures (in thousands except share and per share data) that may not be representative of similar future disclosures because: (i) additional options may be granted in future years and (ii) the computations used to estimate the "fair value" of the stock options are subject to significant subjective assumptions, any one or all of which may differ in material respects from actual amounts. Furthermore, management believes that these disclosures may vary were the Company's common stock publicly traded.



                                                                                Years Ended December 31,
                                                                            -------------------------------------------------
                                                                                 1997              1998              1999
                                                                            -------------     -------------     -------------
Net loss available to common shareholders as reported  ............         $    (3,568)      $   (11,112)      $   (13,936)
Estimated "fair value" of stock options vesting during the periods.                  --              (192)               --
                                                                            -----------       -----------       -----------
Adjusted net loss  ................................................         $    (3,568)      $   (11,304)      $   (13,936)
                                                                            ===========       ===========       ===========


Adjusted loss per share - basic and diluted  ......................         $      (.40)      $     (1.05)      $     (1.29)

Number of common shares used in the per share calculations:
   Basic and diluted ..............................................           8,843,383        10,747,409        10,766,300



     A summary of all the Company's stock option activity, and related information for the years ended December 31 follows:

                                                           1997                         1998                         1999
                                               -------------------------     -------------------------     -------------------------
                                                             Weighted-                     Weighted-                     Weighted-
                                               Options        Average         Options       Average         Options       Average
                                                (000)     Exercise Price      (000)     Exercise Price      (000)     Exercise Price
                                               -------    --------------     -------    ---------------    -------    --------------

Outstanding - beginning of the year .......       --         $      --         258         $     3.84        646         $    4.54
Granted ...................................      263              3.86         450               5.00         27              5.00
Exercised .................................       --                --          --                 --         --                --
Forfeited .................................        5              5.00          62               5.00         39              5.00
Outstanding - end of the year  ............      258              3.84         646               4.54        634              4.53
Exercisable at the end of the year  .......       57              3.67         165               4.09        289              4.22


     Exercise prices for options outstanding as of December 31, 1999 ranged from $2 to $5. The weighted-average remaining contractual life of those options is
8.3 years.

9. INCOME TAXES

     The Company, a Nevada corporation, files an annual U.S. Federal income tax return. The Company incurred net losses for the period ended December 31, 1997, 1998 and 1999 in Mexico as well as the United States. Accordingly, no provision for U.S. or Mexican income taxes was made during 1997, 1998 or 1999. The Company's Canadian operations, which were acquired in 1998, were taxable for Canadian tax purposes. The Company plans that the earnings of the Mexican and Canadian subsidiaries will be permanently reinvested by those subsidiaries. Accordingly, a provision for taxes has been made for 1999 Canadian taxes, with no addition for dividend withholding tax or for U.S. federal income tax or credits on such income.

     The Company has approximately $96.7 million of Mexican net operating losses, which will begin to expire as follows: 2002 -- $5.1 million, 2003 -- $16.9 million, 2004 -- $38.0 million, 2005 -- $10.3 million, 2006 -- $0.9 million,  2007 -- $2.9 million, 2008 -- $19.9 million, and 2009 -- $2.7 million.
For financial statement purposes, a valuation allowance of $23.4 million has been recognized to offset the estimated $32.9 million of deferred tax assets related to those carryforwards.

     The Company has approximately $8.3 million of U.S. net operating losses, which will begin to expire as follows: 2019 -- $4.8 million, 2018 -- $3.0 million, and, 2017 -- $0.5 million. For financial statement purposes, a valuation allowance has been recognized to offset the estimated deferred tax assets related to these carryovers.

     The U.S. federal income tax regulations may, under certain circumstances, cause income transactions in Mexico or Canada to give rise to U.S. income taxes, subject to an adjustment for foreign tax credits. For 1997, the Company's Mexican operations subsequent to August 18, 1997 resulted in losses for purposes of U.S. federal income taxation. For 1998 and 1999, Mexican operations gave rise to a loss for purposes of U.S. federal income taxation, and as stated above, no provision has been made for U.S. tax on such income. Conversely, the Canadian operations gave rise to income for purposes of U.S. federal income taxation under Subpart F of the Internal Revenue Code. This income will be recognized to the extent of current Canadian earnings and profits. However, such income will be offset by U.S. net operating losses currently available, and therefore, no provision has been made for U.S. tax on such income. Furthermore, the foreign tax credits associated with Subpart F income will give rise to an additional deferred tax asset for U.S. purposes.

     Federal income taxes are as follows (in thousands):


Year Ended December 31, 1997                U. S.      Mexico      Total
----------------------------------        --------    --------    --------
  Federal
     Current ...........................  $     --    $    909    $    909

  Federal income taxes
     Current ...........................  $     --    $    909    $    909
     Deferred ..........................        --          --          --
                                          --------    --------    --------
                                          $     --    $    909    $    909
                                          ========    ========    ========

Income tax expense (recovery) at
   the statutory rate...................  $   (390)   $   (175)   $   (565)
Increase (decrease) resulting from
   Non-deductible expenses..............        44          --          44
   Exchange losses net of tax inflation.        --         178         178
   Other ...............................       346         906       1,252
                                          --------    --------    --------
                                          $     --    $    909    $    909
                                          ========    ========    ========

Year Ended December 31, 1998                U.S.       Mexico      Canada       Total
----------------------------------        --------    --------    --------    --------
Federal income taxes
   Current .............................  $     --    $    100    $    572    $    672
   Deferred ............................        --          --          --          --
                                          --------    --------    --------    --------
                                          $     --    $    100    $    572    $    672
                                          ========    ========    ========    ========

Income tax expense (recovery) at
   the statutory rate...................  $(1,056)    $    212    $   (531)   $ (1,375)
Increase (decrease) resulting from
   Non-deductible expenses..............       160          --         960       1,120
   Exchange losses net of tax inflation.        --        (224)         --        (224)
   Other ...............................       896         112         143       1,151
                                          --------    --------    --------    --------
                                          $     --    $    100    $    572    $    672
                                          ========    ========    ========    ========


Year Ended December 31, 1999                U.S.       Mexico      Canada       Total
----------------------------------        --------    --------    --------    --------
Federal income taxes
   Current .............................  $     --    $     --    $    709    $    709
   Deferred ............................        --          --          --          --
                                          --------    --------    --------    --------
                                          $     --    $     --    $    709    $    709
                                          ========    ========    ========    ========

Income tax expense (recovery) at
   the statutory rate...................  $ (1,703)   $ (3,149)     $  (28)   $ (4,880)
Increase (decrease) resulting from
   Non-deductible expenses..............        --          --         558         558
   Foreign rate differential ...........        --          --         179         179
   Valuation allowance .................        --       3,149          --       3,149
   Other ...............................     1,703          --          --       1,703
                                          --------    --------    --------    --------
                                          $     --    $     --    $    709    $    709
                                          ========    ========    ========    ========


     Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences for the years ended result principally from the following (in thousands):


                                      Year Ended December 31, 1998           Year Ended December 31, 1999
                                   -----------------------------------    ------------------------------------
                                     U. S.       Mexico        Total        U. S.        Mexico        Total
                                   --------    ---------     ---------    ---------    ----------    ---------
Deferred income tax liabilities
   Depreciation ...............    $     --    $    (812)    $    (812)   $      --    $   (1,095)   $  (1,095)
   Inventories ................          --         (305)         (305)          --          (350)        (350)
   Prepaid expenses / fees.....          --         (253)         (253)          --          (461)        (461)
   Accounts receivable ........          --       (7,566)       (7,566)          --       (12,304)     (12,304)
                                   --------    ---------     ---------    ---------    ----------    ---------
     Total                               --       (8,936)       (8,936)          --       (14,210)     (14,210)

Deferred income tax assets
   Depreciation................          --           --            --            2            --            2
   Accrued liabilities ........          --           --            --          156            --          156
   Reserves ...................          --        3,517         3,517           --         3,996        3,996
   Unearned service fees ......          --          700           700           --           709          709
   Asset tax carryovers .......          --        1,026         1,026           --            --           --
   Tax loss (NOL) carryovers ..       1,242       21,838        23,080        2,905        32,900       35,805
   Charitable contribution
    carryovers ................          --           --            --            2            --            2
   Foreign tax credits ........          75           --            75           74            --           74
                                   --------    ---------     ---------    ---------    ----------    ---------
     Total                            1,317       27,081        28,398        3,139        37,605       40,744

Valuation allowance                  (1,317)     (18,145)      (19,462)      (3,139)      (23,395)     (26,534)
                                   --------    ---------     ---------    ---------    ----------    ---------
     Total                         $     --    $      --     $      --    $      --    $       --    $      --
                                   ========    =========     =========    =========    ==========    =========

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

Lease Information

     The Company leases administrative and sales office space and certain equipment under non-cancellable lease agreements. Total rent expense for the years ended December 31, 1997, 1998 and 1999 was approximately $317,000, $1,659,000, and $2,013,000, respectively. These operating leases expire in various years in the future. Some of these leases may be renewed. Future minimum payments under all of the Company's non-cancelable operating leases with initial terms of one year or more were as follows at December 31, 1999 (in thousands):

               2000  .............................................................................         $ 2,171
               2001  .............................................................................           1,360
               2002  .............................................................................           1,238
               2003  .............................................................................             451
               2004  .............................................................................             273
                                                                                                           -------
               Total  ............................................................................         $ 5,493
                                                                                                           =======


Canadian Condominium Acquisitions

     The Company has committed to purchase 20 condominium units in Whistler, British Columbia at an aggregate purchase price of $3.9 million. Deposits of $0.6 million have been paid, and an additional $2.1 million was paid in March 2000. The balance of $1.2 million is to be paid during 2000, or thereafter, based on completion of construction and transfer of ownership.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS










To the Shareholders of

CR Resorts Capital, S. de R.L. de C.V.:


We have audited the  accompanying  balance sheets of CR Resorts  Capital,  S. de
R.L. de C.V. (a Mexican Corporation), translated into U.S. dollars, as of December 31, 1998 and 1999, and the related translated statements of operations and accumulated results and cash flows for the period from August 18, 1997 through December 31, 1997, and for the years ended December 31, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the translated financial statements referred to above present fairly, in all material respects, the financial position of CR Resorts Capital,
S. de R.L. de C.V., as of December 31, 1998 and 1999 and the results of its operations and its cash flows for the period from August 18, 1997 through December 31, 1997, and for the years ended December 31, 1998 and 1999 in conformity with the accounting principles generally accepted in the United States.






ARTHUR ANDERSEN



March 17, 2000
Mexico City, Mexico

                                               CR RESORTS CAPITAL, S. DE R.L. DE C.V.
                                                 (A Wholly Owned Finance Subsidiary)

                                                           BALANCE SHEETS
                                                   (In thousands of U.S. dollars)



                                                                                               December 31,
                                                                                     -------------------------------
                                                                                         1998                1999
                                                                                     -----------         -----------
Assets
    Cash .................................................................           $        24         $        12
    Loans and related accrued interest receivable from affiliates.........                94,751             104,493
    Deferred loan costs, net of accumulated amortization of $1,176 and
       $2,286 at December 31, 1998 and 1999, respectively.................                 6,593               5,483
    Other assets..........................................................                   295               1,088
                                                                                     -----------         -----------
Total assets .............................................................           $   101,663         $   111,076
                                                                                     ===========         ===========

Liabilities and Shareholders' Deficit
    Accrued expenses .....................................................           $     1,267         $       488
    Due to Raintree Resorts International, Inc. (Ultimate Parent) ........                17,116              21,278
    Notes payable to a bank ..............................................                    --               6,750
    Senior Notes due 2004, bearing interest at 13%, net of unamortized original issue discount of $7,107 and $5,907 at
       December 31, 1998 and 1999, respectively...........................                82,893              84,093
    Accrued interest payable .............................................                 1,025               1,025
                                                                                     -----------         -----------
Total liabilities ........................................................               102,301             113,634

Shareholders' Deficit
    Capital stock.........................................................                    --                  --
    Accumulated deficit...................................................                  (638)             (2,558)
                                                                                     -----------         -----------
Total shareholders' deficit...............................................                  (638)             (2,558)
                                                                                     -----------         -----------
Total liabilities and shareholders' deficit ..............................           $   101,663         $   111,076
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






                                               CR RESORTS CAPITAL, S. DE R.L. DE C.V.
                                                 (A Wholly Owned Finance Subsidiary)

                                          STATEMENTS OF OPERATIONS AND ACCUMULATED RESULTS
                                                   (In thousands of U.S. dollars)


                                                                            For the Period
                                                                            August 18, 1997         For the             For the
                                                                                through            Year Ended          Year Ended
                                                                              December 31,        December 31,        December 31,
                                                                                  1997                1998                1999
                                                                              -----------         -----------         -----------
Revenues, representing interest and related fees charged to affiliates ..     $     3,778         $    15,960         $    14,540
Expenses
    Interest expense on bank loans and Senior Notes .....................           3,623              14,949              14,679
    Interest expense on notes payable to the Ultimate Parent ............              42                 889               1,151
    General and administrative,  including $94, $244 and $369 of management fees charged by an affiliate for accounting and administrative services for the periods ended
      December 31, 1997, 1998 and 1999, respectively ....................             101                 783                 614
    Translation loss (gain), net ........................................              11                 (22)                 16
                                                                              -----------         -----------         -----------
       Total expenses....................................................           3,777              16,599              16,460
                                                                              -----------         -----------         -----------

                Income (loss) before income taxes........................               1                (639)             (1,920)

    Income taxes.........................................................              --                (273)                 --
    Tax loss carryforwards ..............................................              --                 273                  --
                                                                              -----------         -----------         -----------
Net income (loss) for the period ........................................               1                (639)             (1,920)

Accumulated results at beginning of period ..............................              --                   1                (638)
                                                                              -----------         -----------         -----------
Accumulated results at end of period ....................................     $         1         $      (638)        $    (2,558)
                                                                              ===========         ===========         ===========



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




                                               CR RESORTS CAPITAL, S. DE R.L. DE C.V.
                                                 (A Wholly Owned Finance Subsidiary)

                                                      STATEMENTS OF CASH FLOWS
                                                   (In thousands of U.S. dollars)


                                                                            For the Period
                                                                            August 18, 1997         For the             For the
                                                                                through            Year Ended          Year Ended
                                                                              December 31,        December 31,        December 31,
                                                                                  1997                1998                1999
                                                                              -----------         -----------         -----------
Operating activities
    Net income (loss) for the period ....................................     $         1         $      (639)        $    (1,920)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
       Amortization of loan costs and discount ..........................             158               2,379               2,310
    Changes in operating assets and liabilities
       Other assets .....................................................              (2)               (363)               (793)
       Due to Ultimate Parent ...........................................             620                (615)              4,162
       Due from affiliates ..............................................          (4,158)             (3,889)             (9,742)
       Accrued expenses and accrued interest ............................             946               1,346                (779)
                                                                              -----------         -----------         -----------
Net cash used in operating activities ...................................          (2,435)             (1,781)             (6,762)

Investing activities
    Loans to affiliates .................................................         (86,704)                 --                  --
                                                                              -----------         -----------         -----------
Cash used in investing activities .......................................         (86,704)                 --                  --
                                                                              -----------         -----------         -----------

Financing activities
    Proceeds from Ultimate Parent loan ..................................           3,750               3,800                  --
    Proceeds from issuance of notes payable to a bank in connection
       with the purchase transactions ...................................          82,954                  --                  --
    Repayment of bank loans .............................................         (82,954)             (3,000)                 --
    Issuance of Senior Notes ............................................          90,000                  --                  --
    Payments for debt issuance costs ....................................          (5,603)             (1,003)                 --
    Proceeds from bank loan .............................................           1,000               2,000               6,750
                                                                              -----------         -----------         -----------
Net cash provided by financing activities ...............................          89,147               1,797               6,750
                                                                              -----------         -----------         -----------

Increase (decrease) in cash .............................................               8                  16                 (12)
Cash at beginning of period..............................................              --                   8                  24
                                                                              -----------         -----------         -----------
Cash at end of period ...................................................       $       8         $        24         $        12
                                                                              ===========         ===========         ===========

Supplemental disclosure of cash flow information
    Cash paid during the period for interest ............................       $   2,913         $    12,444         $    12,369
                                                                              ===========         ===========         ===========

Non-cash financing activities
    Increase in due to affiliate resulting from debt discount
       and costs ........................................................       $   8,398         $     2,790         $        --
                                                                              ===========         ===========         ===========



                             The accompanying notes are an integral part of these financial statements.





                     CR RESORTS CAPITAL, S. DE R.L. DE C.V.
                       (A Wholly Owned Finance Subsidiary)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1999



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

     On August 18, 1997, Capital obtained bank loans aggregating $82,954,000 as well as other related party loans that were used to make loans to the operating subsidiaries of the Ultimate Parent.

     On December 5, 1997, Capital and its Ultimate Parent ("Issuers") jointly issued $100 million of Senior Notes due December 1, 2004 ("Senior Notes") and Capital recorded $90 million of such debt along with the related deferred loan costs of $6,766,000. The Ultimate Parent also issued warrants to the noteholders to purchase 1,869,962 common shares. These warrants were estimated to have a value of $4.99 per warrant or $9,331,000 in total. This amount was recorded as an increase in shareholders' investment by the Ultimate Parent and as original issue discount and account payable to the Ultimate Parent in the amount of $8,398,000, on Capital's balance sheet. The original issue discount is being amortized to expense over the warrant exercise period of 84 months and was $91,500, $1,200,000 and $1,200,000 for the periods ended December 31, 1997, 1998 and 1999, respectively, and is included in interest expense. Substantially, all of the net proceeds of the Senior Notes offering were used to repay the outstanding loans and related accrued interest payable by Capital to its lender bank (Bancomer).

     The Senior Notes are payable in United States ("U.S.") Dollars and bear interest at 13% with interest payable semi-annually on June 1st and December 1st. The Senior Notes are general unsecured obligations of the Issuers.

     Any payments (interest or principal) made to the noteholders will be made free and clear of any withholding for any present or future taxes, duties, levies, imposts, assessments or other governmental charges of whatever nature imposed by Mexico or any subdivision of Mexico or by any related authority or agency having power to tax, unless such taxes are required by law, rule or regulation to be withheld or deducted, in which case, subject to certain exceptions, the Issuers will pay such additional amounts ("Additional Amounts") as may be necessary so that the net amount received by noteholders of the Senior Notes (including Additional Amounts) after such withholding or deduction will not be less than the amount that would have been received in the absence of such withholding or deduction.

     The indenture pursuant to which the Senior Notes were issued (the "Indenture") contains certain covenants that, among other things, limit the ability of the Issuers to incur additional Indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase equity interest (as defined) or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets of the Issuers, issue or sell equity interests of the Ultimate Parent's subsidiaries, or enter into certain mergers and consolidations. Additional indebtedness includes the ability of the Issuers to borrow credit agreement debt up to 90% of its Vacation Interval receivables. In addition, under certain circumstances, the Issuers will be required to offer to purchase the Senior Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and liquidating damages, if any, to the date of purchase, with the proceeds of certain assets sales (as defined).


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

     b) All other assets and shareholders' deficit accounts are remeasured at the rates of exchange in effect at the time the items were originally recorded.

     c) Revenues and expenses are remeasured at the average rates of exchange in effect during the period.

     d) Foreign exchange gains and losses recorded in Mexican pesos as a result of fluctuations in the rate of exchange between the Mexican peso and U.S. dollar are eliminated.

     e) Translation gains and losses arising from the remeasurement are included in the determination of net income (loss) for the period in which such gains and losses arise.

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

Deferred Loan Costs

     The costs incurred in connection with the issue of the Senior Notes, due 2004, have been deferred in the balance sheets and are being amortized on an effective interest rate method over the seven-year term of these Senior Notes. Amortization expense for the periods ended December 31, 1997, 1998 and 1999 totaled $67,000, $1,109,000 and $1,110,000 respectively, and is included in interest expense.

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

Transactions in Foreign Currency

     Foreign currency transactions are recorded at the exchange rate as of the date of the transaction. At December 31, 1998 and 1999, the Company adjusted its foreign currency denominated assets and liabilities to the exchange rate of
9.865 and 9.5222 Mexican pesos per U.S. dollar, respectively.

3. RELATED PARTY TRANSACTIONS AND BALANCES

Loans Receivable from Intercompany Affiliates

     Loans receivable from affiliates are payable in U.S. dollars upon demand and bear interest at 13.8% and 16% in 1998 and 1999, respectively. Receivable balances at December 31, are (in thousands):

                                                                                         1998                1999
                                                                                     -----------         -----------
      Top Acquisition Sub, S. de R.L. de C.V.                                        $    27,290         $    31,942
      CR Resorts Puerto Vallarta, S. de R.L. de C.V.                                      51,722              46,015
      CR Resorts Cancun, S. de R.L. de C.V.                                                9,308              13,407
      CR Resorts Los Cabos, S. de R.L. de C.V.                                            11,951              10,448
      Corporacion Mexitur, S. de R.L. de C.V.                                             (5,900)              2,291
      Other                                                                                  380                 390
                                                                                     -----------         -----------
                                                                                     $    94,751         $   104,493
                                                                                     ===========         ===========

     Loans receivable from affiliates and associated interest income are eliminated in the consolidation of Capital into the consolidated financial statements of the Ultimate Parent.

Notes Payable to Related Parties

     At December 31, 1998 and 1999, Capital had $7.55 million and $11.72 million of notes payable to the Ultimate Parent which bear interest at 16% and are payable upon demand.

     Notes payable to related parties and the associated interest expense are all payable in U.S. dollars and have been eliminated in the consolidation of Capital into the consolidated financial statements of the Ultimate Parent.

4. NOTES PAYABLE TO A BANK

     The Company also entered into a $7 million loan agreement with Bancomer on November 26, 1999, that was collateralized by Units of Investment (UDI) denominated notes receivable and certain undeveloped land held by the Company's affiliates, and is restricted to the timely payment of interest to holders of the Company's Senior Notes. The loan agreement extends credit to the Company for a fixed 30-month term from November 29, 1999 to May 29, 2000. Furthermore, the agreement requires the Company to pay back the loan in UDI's in 30 roughly equal monthly installments in the U.S. dollar equivalent amount of approximately $233,000 beginning on December 29, 1999. Also, the loan bears simple interest at a rate of 12% per annum, and as of December 31, 1999, had an outstanding balance of 24,060,291 UDI equivalent to $6,750,000.

     The UDI is a unit of account, of a constant real value, which is determined by Banco de Mexico with respect to legal tender. The value of each UDI is proportionately adjusted to the Mexican National Consumer Price Index variation. The UDI value as of December 31, 1999, was $0.28053.

5. LINE OF CREDIT

     In July 1998, the Company received approval from Bancomer of a $20 million line of credit, and the Company borrowed $2 million under this line of credit. The loan was paid in November 1998 and this line of credit was terminated.

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

Tax Loss Carryforwards

     At December 31, 1999 the Company has tax loss carryforwards for income tax purposes in the restated amount of $383,000 expiring in 2007, which will be indexed for inflation through the year applied.

7. SHAREHOLDERS' DEFICIT

     At December 31, 1997, 1998 and 1999, capital stock consisted of two shares fully subscribed and paid, representing the fixed portion in the amount of 3,000 Mexican pesos, which is not subject to withdrawal. Variable portion is unlimited.

     The annual net income of the Company (in Mexican pesos) is subject to the legal requirement that 5% thereof be transferred to a legal reserve until the reserve equals 20% of capital stock. This reserve would amount to 600 Mexican pesos and could not be distributed to the shareholders during the existence of the Company, except in form of a stock dividend.

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

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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






ARTHUR ANDERSEN



March 19, 1999
Mexico City, Mexico




                                   DESARROLLOS TURISTICOS BANCOMER, S.A. DE C.V. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENT OF OPERATIONS
                                                   (In thousands of U.S. dollars)


                                                                                          January 1, 1997
                                                                                              Through
                                                                                          August 17, 1997
                                                                                            -----------
     Revenues
     Vacation interval sales ........................................................       $    31,479
     Less: amounts deferred to future periods .......................................           (30,653)
     Add: amounts recognized from prior periods .....................................             1,650
                                                                                            -----------
                                                                                                  2,476

     Interest income on contracts receivables .......................................             3,277
     Rental of unsold units .........................................................             4,560
     Maintenance fee income .........................................................             2,461
     Other ..........................................................................             1,329
                                                                                            -----------
                                                                                                 11,627

              Total revenue .........................................................            14,103

     Operating expenses
          Commissions paid to sales personnel........................................             5,512
          Less: amounts deferred to future periods ..................................            (5,413)
          Add: amounts recognized from prior periods ................................               313
          Maintenance of unsold units ...............................................               110
                                                                                            -----------
              Total operating expenses, net .........................................               522

     Gross profit ...................................................................            13,581

     Advertising, sales and marketing ...............................................             4,899
     General and administrative .....................................................             4,504
     Maintenance  ...................................................................             4,559
     Interest expense ...............................................................             2,827
     Value added and other taxes ....................................................             1,002
     Translation loss, net ..........................................................                74
                                                                                            -----------
                                                                                                 17,865
                                                                                            -----------
              Loss from continuing operations before taxes ..........................            (4,284)

     Asset taxes ....................................................................               754
                                                                                            -----------

                   Net loss from continuing operations ..............................            (5,038)

     Discontinued hotel operations
                 Net income of discontinued hotel operations (less tax expense
                 of $1,256) .........................................................             2,302
                                                                                            -----------
     Net loss for the period.........................................................       $    (2,736)
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

      Information relating to the discontinued hotel operations for the seven and one-half month period ended August 17, 1997 are as follows:


  Revenues:
    Rooms ...........................................                $ 20,832
    Food and beverage ...............................                  11,342
    Other departments ...............................                   2,297
    Miscellaneous ...................................                     242
                                                                     --------
              Total revenues ........................                  34,713
  Expenses:
    Rooms ...........................................                   2,952
    Food and beverage ...............................                   6,068
    Other departments ...............................                     746
    Advertising, sales and marketing ................                   2,964
    General and administrative ......................                   6,311
    Maintenance .....................................                   4,818
    Interest expense ................................                   4,712
    Value added and other taxes .....................                   1,682
    Other expense ...................................                     819
    Translation loss ................................                      83
                                                                     --------
                                                                       31,155

  Income before taxes ...............................                   3,558
    Asset taxes .....................................                   1,256
                                                                     --------
              Net income for the period..............                $  2,302
                                                                     ========