Form 10-Q
period 2000-03-31
RAINTREE RESORTS INTERNATIONAL INC; CR RESORTS CAPITAL S DE R L DE C V
filed 2000-05-12
CIK 1058737, 1058736

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

                 For the quarterly period ended March 31, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to _________.

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     As of March 31, 2000, the Registrant had 10,766,300 shares of Common Stock outstanding and Warrants to purchase 2,369,962 shares of Common Stock.


     *CR Resorts Capital, S. de R.L. de C.V., a subsidiary of Raintree Resorts International, Inc., is a co-registrant, formed under the laws of the United Mexican States (Mexican tax identification number CRC 970811E5A).

                              --------------------




                               RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                                                 TABLE OF CONTENTS



                                                                                                            Page

PART I. FINANCIAL INFORMATION

     ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS:
         Consolidated Balance Sheets as of
              December 31, 1999 and March 31, 2000 (Unaudited) ...............................................  3
         Consolidated Statements of Operations and Comprehensive Loss
              for the Three Months ended March 31, 1999 and 2000 (Unaudited) .................................  4
         Consolidated Statements of Cash Flows
              for the Three Months ended March 31, 1999 and 2000 (Unaudited)..................................  5
         Notes to Consolidated Financial Statements (Unaudited) ..............................................  6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................................................ 12

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

SIGNATURES.................................................................................................... 18








                                              PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                   RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS
                                  (in thousands except share and per share data)
                                                                                                             (Unaudited)
                                                                                       December 31,           March 31,
                                                                                           1999                  2000
                                                                                     ------------------    -----------------

Assets
    Cash and cash equivalents ...............................................             $     8,311            $     8,698
    Vacation Interval receivables and other trade receivables, net...........                  61,232                 70,346
    Inventories .............................................................                     896                    763
    Refundable Mexican taxes ................................................                   4,521                  3,063
    Facilities and office furniture and equipment, net ......................                   5,255                  5,014
    Land held for vacation ownership development ............................                  24,119                 24,338
    Equity investments.......................................................                   3,532                  3,482
    Cost of unsold vacation ownership intervals and related club memberships.                  23,605                 22,721
    Retained interest in hotel cash flows ...................................                   4,000                  4,000
    Deferred loan costs, net ................................................                   7,342                  6,987
    Prepaid and other assets  ...............................................                   3,058                  3,333
                                                                                          -----------            -----------
Total assets ................................................................             $   145,871            $   152,745
                                                                                          ===========            ===========

Liabilities and Shareholders' Investment

Liabilities
    Accounts payable and accrued liabilities  ...............................             $    14,098            $    19,558
    Notes payable  ..........................................................                  44,787                 43,221
    Senior Notes, due 2004, net of unamortized original issue discount of
       $6,574 and $6,240 at December 31, 1999 and March 31, 2000, respectively                 93,426                 93,760
    Taxes payable  ..........................................................                   1,101                    752
    Unearned services fees ..................................................                   2,028                  6,201
                                                                                          ------------           ------------
Total liabilities  ..........................................................                 155,440                163,492

Commitments and Contingencies

Redeemable Preferred Stock
    Par value $.001; 5,000,000 shares authorized, 52,250 shares issued and outstanding at March 31, 2000; aggregate liquidation preference:
       $5,225,000 at March 31, 2000 .........................................                   5,143                  5,148

Shareholders' Deficit
    Preferred stock; par value $.001; 5,000,000 shares authorized and none issued                  --                     --
    Convertible preferred stock; $100 per share liquidation value; 5,775 shares
       issued and outstanding at December 31, 1999 ..........................                     578                     --
    Common stock; par value $.001; 45,000,000 shares authorized, 10,766,300 shares
       issued and outstanding at December 31, 1999 and March 31, 2000........                      11                     11
    Additional paid-in capital ..............................................                   3,621                  3,621
    Warrants to purchase, 2,369,962 shares of common stock at December 31, 1999
       and March 31, 2000 ...................................................                   9,331                  9,331
    Accumulated deficit .....................................................                 (28,383)               (28,971)
    Cumulative translation adjustment .......................................                     130                    113
                                                                                          ------------           ------------
Total shareholders' deficit ..................................................                (14,712)               (15,895)
                                                                                          ------------           ------------
Total liabilities and shareholders' deficit .................................             $   145,871            $   152,745
                                                                                          ============           ============



             The accompanying notes are an integral part of these financial statements.

                               RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                       (in thousands except per share data)


                                                                                                 (Unaudited)
                                                                                             Three Months Ended
                                                                                                  March 31,

                                                                                     ------------------------------------

                                                                                          1999                2000
                                                                                     --------------      ----------------

Statement of Operations
Revenues
   Vacation Interval sales .....................................................          $ 17,042              $ 18,010
   Rental and service fee income ...............................................             2,293                 2,479
   Interest income on Vacation Interval receivables.............................             2,077                 2,263
   Other income ................................................................               869                   680
                                                                                          ---------             ---------
     Total revenues ............................................................            22,281                23,432

Costs and operating expenses
   Cost of Vacation Interval sales..............................................             4,337                 4,218
   Provision for doubtful accounts .............................................             1,177                 1,420
   Advertising, sales and marketing ............................................             7,525                 7,604
   Maintenance and energy ......................................................             2,107                 2,824
   General and administrative ..................................................             2,780                 2,681
   Depreciation ................................................................               224                   343
   Amortization of goodwill ....................................................             1,096                    --
                                                                                          ---------             ---------
     Total costs and operating expenses ........................................            19,246                19,090
                                                                                          ---------             ---------
Operating income ...............................................................             3,035                 4,342
   Interest expense, net .......................................................             4,376                 5,357
   Equity in losses on equity investments.......................................                96                    76
   Foreign currency exchange (gains)/losses, net................................              (529)                 (778)
                                                                                          ---------             ---------
Net loss before taxes ..........................................................              (908)                 (313)
   Foreign income and asset taxes...............................................               256                    40
                                                                                          ---------             ---------
Net loss before preferred dividends ............................................            (1,164)                 (353)
   Preferred stock dividends ...................................................               207                   120
                                                                                          ---------             ---------
Net loss available to common shareholders ......................................          $ (1,371)             $   (473)
                                                                                          =========             =========

Net loss per share (Basic and Diluted)                                                    $   (.13)             $   (.04)

Weighted average number of common shares (Basic and Diluted)                                10,766                10,766

Comprehensive loss
Net loss before preferred stock dividends ......................................          $ (1,164)             $   (353)
Other comprehensive income, net of tax:
   Foreign currency translation adjustment .....................................                65                   (17)
                                                                                          ---------             ---------
Comprehensive loss .............................................................          $ (1,099)             $   (370)
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



                               RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)

                                                                                                     (Unaudited)
                                                                                                  Three Months Ended
                                                                                                      March 31,
                                                                                         -------------------------------------

                                                                                               1999                2000

                                                                                         -----------------    ----------------

  Operating activities
  Net loss ........................................................................          $  (1,164)          $    (353)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization ..............................................              1,979               1,055
       Provision for doubtful accounts ............................................              1,177               1,420
       Equity in losses on equity investments .....................................                 96                  76
       Changes in other operating assets and liabilities:
         Vacation Interval receivables and other trade receivables ................             (8,702)            (10,429)
         Cost of unsold vacation ownership intervals and related club memberships .              2,953                 890
         Prepaid and other assets .................................................               (392)               (301)
         Accounts payable and accrued liabilities .................................              5,538               5,469
         Taxes payable/refundable .................................................               (694)              1,112
         Unearned services fees....................................................              3,454               4,174
                                                                                             ----------          ----------
  Net cash provided by operating activities .......................................              4,245               3,113

  Investing activities
     Purchase of land and other assets held for vacation ownership development ......             (885)               (246)
     Additions to facilities and office furniture and equipment .....................             (265)               (105)
                                                                                             ----------          ----------
  Net cash used in investing activities .............................................           (1,150)               (351)

  Financing activities
      Additional bank and other loans ...............................................            2,027               2,672
      Repayment of bank loans .......................................................           (2,333)             (4,229)
      Dividend payments of and redemption of  preferred stock........................               --                (808)
                                                                                             ----------          ----------
  Net cash used in financing activities .............................................             (306)             (2,365)

  Increase in cash and cash equivalents .............................................            2,789                 397
  Effect of exchange rate changes on cash ...........................................               30                 (10)
  Cash and cash equivalents, at beginning of the period .............................            2,960               8,311
                                                                                             ----------          ----------
  Cash and cash equivalents, at end of the period ...................................        $   5,779           $   8,698
                                                                                             ==========          ==========

  Supplemental disclosures of cash flow information
      Cash paid during the period for interest ......................................        $     366           $   1,008
      Cash paid (received) during the period for income and asset taxes .............              628                (955)



               The accompanying notes are an integral part of these financial statements.

              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                 March 31, 2000

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

Liquidity

     On August 18, 1997, Raintree Resorts International, Inc. (formerly Club Regina Resorts, Inc.) purchased all of the stock of Desarrollos Turisticos Regina S. de R.L. de C.V. and its subsidiaries (the "Purchase Transaction") representing net vacation ownership assets of approximately $86.8 million. Prior to August 18, 1997 the Company did not have significant operations or revenues.

     In connection with the Purchase Transactions, the Company borrowed approximately $83 million and replaced such borrowing with its Senior Notes. At March 31, 2000, the Company is, and will continue to be, highly leveraged, with substantial debt service requirements. A significant portion of the Company's assets are pledged against existing borrowings. The Company has a deficit in shareholder's equity, has incurred losses since its inception and expects to incur a net loss for fiscal 2000. To achieve profitable operations, the Company is dependent on a number of factors, including its ability to reduce its debt service requirements, to increase its Vacation Interval inventory through development projects and through the acquisition of existing resort properties, and its ability to continually sell Vacation Intervals on an economical basis, taking into account the cost of such intervals and related marketing and selling expenses. The Company expects that its existing credit capacity combined with additional credit capacity which must be negotiated during 2000 will be sufficient to enable the Company to meet its debt service obligations, including interest payments on its Senior Notes through the first quarter of 2001. The Company also expects to be able to fund capital requirements from its future operations and from anticipated capital project financings which have not yet been negotiated. However, should the Company not achieve the anticipated level of operating results during 2000 or be able to successfully negotiate additional credit capacity, there is no assurance that the Company would be able to meet all of its debt service obligations.

Basis of Presentation

     The information contained in the following notes to the accompanying consolidated financial statements is condensed from that which would appear in the annual audited financial statements. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Form 10-K Annual Report for the year ended December 31, 1999, filed by the Company with the Securities and Exchange Commission.

     The condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading. The financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the three month periods ended March 31, 1999 and 2000.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Certain items in the March 31, 1999 financial statements have been reclassified to conform to the March 31, 2000 presentation.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Foreign Currency Fluctuations

     The Company maintains its Mexican accounting records and prepares its financial statements for its Mexican subsidiaries in Mexican pesos. The Mexican pesos are translated to U.S. dollars for financial reporting purposes using the U.S. dollar as the functional currency, and exchange gains and losses are reported in income and expense. The net gains and losses are primarily related to the increases or declines in the value of the peso to the U.S. dollar during such periods. As a result, the Company had a net exchange gain for the three months ended March 31, 1999, of $529,000, and a net exchange gain for the corresponding three months in 2000 of $778,000.

              Exchange rates                           Pesos           US Dollar

        December 31, 1998.....................           9.865    =       $1.00
        March 31, 1999........................           9.516    =       $1.00
        June 30, 1999.........................           9.488    =       $1.00
        September 30, 1999....................           9.358    =       $1.00
        December 31, 1999.....................           9.522    =       $1.00
        March 31, 2000........................           9.233    =       $1.00

     The future valuation of the Mexican peso related to the U.S. dollar cannot be determined, estimated or projected.

Cash and Cash Equivalents

     The Company considers demand accounts and short-term investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include $1.1 million in restricted funds at March 31, 2000.

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

     Land held for vacation ownership development includes the cost of land, and additionally, development costs and capitalized interest. Interest related to these developmental properties of $ 0.1 million and $0.2 million was capitalized during the three months ended March 31, 1999 and 2000, respectively.

Loss Per Share

     Basic per share results are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Since the Company has a net losses for all periods reported, no conversion is assumed as conversion of the Company's warrants and stock options would be anti-dilutive.

Goodwill

     On July 24, 1998, the Company acquired the assets and assumed certain liabilities of Whiski Jack Resorts Ltd. ("Whiski Jack") for approximately $6.6 million. The acquisition was accounted for as a purchase and, accordingly, the results of operations are included in the financial statements only for the periods subsequent to the date of acquisition. The purchase price has been allocated to the assets and liabilities assumed based upon the fair values at the date of acquisition. The excess purchase price over the fair values of the net assets acquired has been recorded as goodwill, totaling approximately $4.5 million, to be amortized pro rata as the individual weeks acquired in the acquisition are sold. Amortization expense was $1.1 million for the quarter ended March 31, 1999 and was fully amortized by the end of 1999.

NOTE 3.  VACATION INTERVAL RECEIVABLES AND OTHER TRADE RECEIVABLES

     Vacation Interval receivables and other trade receivables were as follows (in thousands):

                                                                           December 31,            March 31,
                                                                               1999                  2000
                                                                         -----------------      ----------------


     Vacation Interval receivables ................................           $ 63,875              $ 68,249
     Other trade receivables ......................................              5,424                10,658
     Less - allowances for uncollectible accounts .................             (8,067)               (8,561)
                                                                              ---------             ---------
            Total  ................................................           $ 61,232              $ 70,346
                                                                              =========             =========

     Allowances for uncollectible accounts increased by $1.4 million for additional estimated reserves, and decreased by $0.9 million for cancellation of contracts and receivable write-offs during the first three months of 2000.

     The Company estimates that at December 31, 1999 and at March 31, 2000, approximately 53% and 52%, respectively, of all of the Vacation Interval receivables were U.S. dollar denominated, 31% and 33%, respectively, of Vacation Interval receivables were denominated in UDIs, an obligation denominated in pesos which is adjusted for Mexican inflation ("UDI"), 9% during both periods of Vacation Interval receivables were denominated in Mexican pesos, and 7% and 6%, respectively, of Vacation Interval receivables were denominated in Canadian dollars.


NOTE 4.  NOTES PAYABLE

Summary of Notes Payable (in thousands) -
                                              December 31,            March 31,
                                                  1999                   2000
                                        ------------------     -----------------

     Notes Payable to a Bank..........       $       278            $      562
     Cabos West Notes Payable ........             2,350                 2,350
     Credit Agreement Notes and Loans..           38,772                36,129
     Mortgages Payable ................            3,387                 4,180
                                        ------------------     -----------------
                                               $  44,787              $ 43,221
                                        ==================     =================

Notes Payable to a Bank - The notes payable to a bank at December 31, 1999 and March 31, 2000 had interest payable at 8.50%. The notes are due in full throughout 2000.

Cabos West Notes Payable - On September 17, 1998, in connection with the Cabos West land purchase, the Company entered into notes payable secured by the land. The notes bear interest at approximately 10% and are due on demand.

Credit Agreement Notes - The November 1998, amended credit agreement with FINOVA Capital Corporation, includes a receivables based credit facility of $20 million and a $16.5 million inventory based credit facility. The aggregate borrowing limit under the credit agreement is $34 million. FINOVA will lend 90% on pledged notes receivable denominated in United States dollars and held by United States or Canadian residents. These notes are assigned to the lender and as payments are received, they are applied to this loan. The outstanding receivables loan balance bears interest at a fluctuating base rate plus 175 basis points, which was 10.25% and 10.5% per annum at December 31, 1999 and March 31, 2000, respectively. The outstanding inventory loan balance bears interest at a fluctuating base rate plus 225 basis points, which was 10.75% and 11.0% per annum at December 31, 1999 and March 31, 2000, respectively. Interest under the notes is due monthly. The fluctuating base rate is the "Corporate Base" rate of Citibank, N.A., New York, which the bank publicly announces from time to time, and is a rate charged by the bank to it's most creditworthy commercial borrowers. Also, the agreement requires the Company to maintain certain minimum financial ratios including a minimum capital requirement. The receivables line of credit matures 84 months from the date of the last advance made against it, and the inventory based credit facility matures on June 30, 2001. As of December 31, 1999 and March 31, 2000, the outstanding balance of the receivables line of credit was $9,760,000 and $9,787,000, respectively and of the inventory based credit facility was $15,159,000 and $14,004,000, respectively.

     The November 1999, $10 million receivables loan facility with Textron Financial Corporation ("Textron") is collateralized by the Company's notes receivable, with a limit of up to 30% of those notes denominated in Mexican pesos of which Textron will lend 80% on pledged notes, and the remainder in U.S. dollars on which Textron will lend 85% on pledged notes. The entire outstanding loan balance is to be paid in full on or before December 1, 2004. The loan bears a variable interest rate of the Chase Manhattan Bank prime rate plus 200 basis points that is adjusted on the first day of each month, with an interest rate of 10.5% and 10.75% as of December 31, 1999 and March 31, 2000, respectively. As of December 31, 1999 and March 31, 2000, the outstanding balance of the loan facility was $7,103,000 and $5,902,000, respectively.

     The November 1999, $7 million loan agreement with Bancomer, is collateralized by all of the Company's UDI denominated notes receivable. The loan agreement extends credit to the Company for a fixed 30-month term from November 29, 1999 to May 29, 2000. Furthermore, the agreement requires the Company to pay back the principal in UDI's in 30 equal monthly installments plus accrued interest in the U.S. dollar equivalent amount of approximately $233,000 beginning on December 29, 1999. Also, the loan bears simple interest at a rate of 12% per annum, and as of December 31, 1999 and March 31, 2000, the outstanding balance was $6,750,000 and $6,437,000, respectively.

Mortgages Payable - Mortgages payable consist of the assignment of specific Whiski Jack Vacation Interval receivables to related and third party buyers and are payable in monthly installments including interest over periods ranging from twelve months to ten years. The average interest rates were 10.7% and 11.0% at December 31, 1999 and March 31, 2000, respectively.


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

The following table presents segment information (in thousands):


                                                                                          Corporate
                                                        Mexico            Canada          and Other          Total
                                                     -------------     -------------    --------------    ------------

As of and for the three months ended March 31,
2000:
Revenues from external customers ................    $   20,687         $   2,678        $     67         $  23,432
Depreciation and amortization....................           938                38              79             1,055
Operating income (loss) .........................         4,832               143            (633)            4,342
Income tax expense...............................            20                20              --                40
Total assets ....................................       133,246            12,542           6,957           152,745
Capital expenditures ............................           286                32              33               351





                                                                                          Corporate
                                                        Mexico            Canada          and Other          Total
                                                     -------------     -------------    --------------    ------------
As of and for the three months ended March 31,
1999:
Revenues from external customers ................    $   19,067         $  3,210         $      4         $  22,281
Depreciation and amortization....................            78            1,122              779             1,979
Operating income (loss) .........................         4,627             (723)            (869)            3,035
Income tax expense...............................           100              156               --               256
Total assets ....................................       123,729           10,392            3,593           137,714
Capital expenditures ............................           385               65              700             1,150

Corporate and Other

     The amounts shown as an operating loss under the column heading "Corporate and Other" consist primarily of general and administrative costs that are not allocated to the segments. Also, the U. S. joint venture is included in corporate operations and had equity losses of $0.1 million for the three months ended March 31, 1999 and 2000.


NOTE 6.  SHAREHOLDERS' INVESTMENT

Preferred Stock

     On July 1, 1999, all 37,500 shares of the Class A Preferred Stock of the Company were exchanged for 50,000 shares of a new class of Pay-in-Kind Redeemable Preferred Stock (Redeemable Preferred Stock) plus 500,000 five-year Warrants to purchase the Company's common stock at $5.00 per share. Additionally, as of July 1, 1999, the Class A Preferred Stock had cumulative unpaid dividends totaling approximately $1.2 million that were deemed paid-in-kind as part of the Exchange. The Redeemable Preferred Stock requires that annual dividends be paid either in cash equalling 9% of the Redeemable Preferred Stocks' $100 per share Liquidation Preference, or in an equivalent number of shares of Redeemable Preferred Stock valued at the Liquidation Preference. Furthermore, the Redeemable Preferred Stock is redeemable at any time before December 1, 2004, at which time redemption is mandatory. As of March 31, 2000 the cummulative unpaid dividends on the Redeemable Preferred Stock were $117,600.

Convertible Preferred Stock

     In connection with the purchase of Whiski Jack, the Company issued 20,775 shares of redeemable convertible preferred stock (Convertible Preferred Stock) through its wholly owned subsidiary, Raintree Resorts International Canada, Ltd. (Raintree Canada). As of March 31, 2000, all shares had been redeemed. The shares accrued dividends at the rate of 10% per annum and dividends totaled $0.2 million were paid during 2000.

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

Canadian Condominium Acquisitions

     The Company has committed to purchase 9 condominium units in Whistler, British Columbia at an aggregate purchase price of $1.5 million. Deposits of $0.2 million have been paid as of March 31, 2000, with the balance to be paid during 2000, or thereafter, based on completion of construction and transfer of ownership.

NOTE 8.  DEVELOPMENT AND CONSTRUCTION

     The Teton Club, LLC ("Teton Club"), a joint venture between the Company and JHSC Properties, Inc., has financing between FINOVA and the Teton Club consisting of $33.3 million for construction financing, $7.5 million for pre-sale working capital requirements and $20 million for receivables financing. The receivable financing is a hypothecation line-of-credit and will be used to repay the construction and pre-sale loans and to fund operating expenses. Also, the agreement requires the Teton Club to maintain certain minimum financial and operating ratio requirements. As part of the financing arrangement, the Company is directly obligated for $8.3 million of the construction loan, $1.9 million of the pre-sale working capital loan and $5 million of the receivables loan. Additionally, the Company is responsible for any working capital deficits at the Teton Club. As of March 31, 2000, $13 million had been drawn on the construction portion of the financing, and $3 million had been drawn on the working capital portion of the financing.

NOTE 9.  SUBSEQUENT EVENT

     On May 3, 2000, a newly formed subsidiary of the Company entered into a Project Development, Management and Sales Agreement whereby the Company assumes full operating control and management of Cimarron Resorts in Palm Springs,
California from the owners, Royale Mirage Partners, L.P. ("RMP"). Cimarron Resorts consists of approximately 37 acres of land adjacent to two 18-hole golf courses developed and managed by OB Sports of Seattle, Washington and when fully developed will consist of 242 two-bedroom condominium units or 12,342 weekly intervals. Forty of such units are under development and expected to be completed in June 2000. Pre-sales of the vacation ownership intervals for the Cimarron Resorts commenced in February 2000. A commitment for a development loan by Textron has been received by the project owner for the development of the second 40 two-bedroom units and this construction is expected to begin during the third quarter of 2000. The Company has the option to extend its agreement for the next construction stage consisting of 36 units no later than December 31, 2002 and it may thereafter exercise its option in succeeding stages of 42, 44 and 40 units on or before March 31, 2004, June 30, 2005 and September 30, 2006, respectively. Under the agreement, the Company purchases vacation ownership intervals from RMP as they are sold to timeshare purchasers. The Company is entitled to all revenues from Cimarron Resorts and is responsible for all sales and marketing as well management and customer services. The Company will place Cimarron Resorts into its planned Raintree Vacation Club for exchange purposes and expects a portion of the resort to be sold as Club Regina two-bedroom inventory in Mexico.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This  report  contains  forward-looking  statements  within the  meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations and beliefs concerning future events that involve risks and uncertainties, including those associated with the effects of (i) international, national and regional economic conditions and conditions in the international tourism and vacation ownership markets, (ii) the Company's capacity to integrate acquisitions that it has made, and (iii) the availability of capital resources necessary for the Company to execute its business strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Discussions containing such forward-looking statements may be found in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as elsewhere herein. Actual results may differ materially from those projected in the forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this report. Considering the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The following discussion should be read in conjunction with the financial statements of Raintree Resorts International, Inc. and related notes thereto, the management's discussion and analysis related thereto, all of which are included in the Form 10-K Annual Report for the year ended December 31, 1999, filed by the Company with the Securities and Exchange Commission and the financial statements and notes thereto contained herein.

COMPARISONS OF THE THREE MONTHS ENDED MARCH 31, 1999 TO THE THREE MONTHS ENDED MARCH 31, 2000.

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


                                                For the Three Months ended March 31,
                      ------------------------------------------------------------------------------------------

                                                       Operating
                            Net                         Income                       Capital
                           Sales           %            (Loss)            %          Expenditures         %
                        -----------    ---------     ------------    -----------    --------------    --------

 2000 -
 Mexico                   $ 20,687        88.3%       $   4,832        111.3%       $    286             81.5%
 Canada                      2,678        11.4%             143          3.3%             32              9.1%
 Corporate and other            67         0.3%            (633)       (14.6)%            33              9.4%
                          --------    ---------       ----------    ------------    --------------    --------
       Total              $ 23,432       100.0%       $   4,342        100.0%       $    351            100.0%
                          ========    =========       ==========    ============    ==============    ========


 1999 -
 Mexico                   $ 19,067        85.6%       $   4,627        152.5%       $    385             33.5%
 Canada                      3,210        14.4%            (723)       (23.8)%            65              5.7%
 Corporate and other             4         0.0%            (869)       (28.7)%           700             60.8%
                          --------    ---------       ----------    ------------    --------------    --------
      Total               $ 22,281       100.0%       $   3,035        100.0%       $  1,150            100.0%
                          ========    =========       ==========    ============    ==============    ========


     Mexico's Segment Results - Comparison of the three months ended March 31, 2000 to the three months ended March 31, 1999. Net sales increased 1.6 million, or 8.5%, and operating income increased $0.2 million or 4.4% during the first quarter 2000. The increases in net sales and operating income result from an overall increase in Vacation Interval sales prices and the number of weeks sold. The average price per week sold increased by $1,060, or 8.1%, and the number of weeks sold increased 29, or 2.6%. The average price per week sold increased in response to a price increase beginning the third week of December 1999.

     Canada's Segment Results - Comparison of the three months ended March 31, 2000 to the three months ended March 31, 1999. Net sales decreased $0.5 million primarily as the number of weeks sold decreased 22.7%. The decrease in weeks sold is reflective of the 22% decrease in tour flow primarily at its on-site sales office and owner referrals. However, operating income increased by $0.9 million because of the elimination of goodwill in the first quarter of 2000 as goodwill was fully amortized by the end of 1999.

     Corporate and other - Comparison of the three months ended March 31, 2000 to the three months ended March 31, 1999. The operating loss consist primarily of general and administrative costs that are not allocated to the segments. Also, the U.S. joint venture, the Teton Club, is included in the corporate operations and had equity losses of $0.1 million for the three months ended
March 31, 1999 and 2000. The Teton Club is developing a 37-unit timeshare property, which will be completed in the second half of 2000, at which time the recording of sales by the Teton Club will commence.

Consolidated Results

     Comparison of the three months ended March 31, 2000 to the three months ended March 31, 1999.

     The Company believes that the following analysis is helpful to understand the changes in the activity levels between 1999 and 2000 (in thousands):


                                                                                                     Percentage
                                                                                     Increase         Increase
Three Months Ended March 31,                       1999              2000           (Decrease)       (Decrease)
                                              --------------    -------------     --------------  -----------------

Revenues:
Vacation Interval sales ............             $ 17,042          $ 18,010          $    968           5.7 %
Interest Income on Vacation Interval
   Receivables, rental and service fee
   Income,  and other income .......                5,239             5,422               183           3.5%
                                                 ---------         ---------         ---------
     Total .........................               22,281            23,432             1,151           5.2 %
                                                 =========         =========         =========
Costs and operating expenses:
Cost of Vacation Interval sales ....                4,337             4,218              (119)         (2.7)%
Provision for doubtful accounts.....                1,177             1,420               243          20.6%
Advertising, sales and marketing....                7,525             7,604                79           1.0%
Maintenance and energy .............                2,107             2,824               717          34.0%
Depreciation and amortization.......                  224               343               119          53.1%
General and administrative..........                2,780             2,681               (99)         (3.6)%
Amortization of goodwill............                1,096                --            (1,096)       (100.0)%
                                                 ---------         ---------         ---------
     Total .........................             $ 19,246          $ 19,090          $   (156)         (0.8)%
                                                 =========         =========         =========

     Vacation Interval sales increased by approximately $1.0 million, or 5.7%, from approximately $17.0 million for the three months ended March 31, 1999 to approximately $18.0 million for the three months ended March 31, 2000. Vacation Interval sales increased as the average price per interval sold increased $905 per interval, or 6.9%, from $13,100 for the three months ended March 31, 1999, to $14,005 for the three months ended March 31, 2000. This increase was in response to an approximate 9% net price increase in Mexico beginning in the third week of December 1999.

     Cost of Vacation Interval sales decreased by approximately $0.1 million, or 2.7%, from approximately $4.3 million for the three months ended March 31, 1999, to approximately $4.2 million for the three months ended March 31, 2000. The decrease in cost of sales results from the addition of lower average cost inventory, the Villa Vera, in

Mexico. This addition was the primary factor reducing cost of sales as a percent of revenue from 25% in the first quarter of 1999 to 23% in the comparable 2000 period.

     Provision for doubtful accounts increased by approximately $0.2 million, or 20.6%, from approximately $1.2 million for the three months ended March 31, 1999, to approximately $1.4 million for the three months ended March 31, 2000. This increase is in response to an increase in customer financing in the first quarter of 2000 compared to the prior year first quarter. The Company computes a provision for doubtful accounts to achieve a balance sheet reserve of around 12% of Vacation Interval receivables. The Company believes that this reserve provides adequate coverage of default risk under current market conditions.

     Advertising, sales and marketing expense increased approximately $0.1 million, or 1.0%, from approximately $7.5 million for the three months ended March 31, 1999, to approximately $7.6 million for three months ended March 31, 2000. The Company held costs at levels comparable to the prior year level during a period when upward pressure was being realized from inflation in Mexico and the strengthening of the Mexican peso to the U.S. dollar. See "Mexico's Inflation and Currency Changes" discussed below.

     Maintenance and energy expenses increased approximately $0.7 million, or 34.0%, from approximately $2.1 million for the three months ended March 31, 1999, to approximately $2.8 million for the three months ended March 31, 2000. The increase in expenses was caused by the impact of inflation and change in the value of the peso on the peso based operating expenses of the timeshare properties in Mexico and an overall increase in the number of club members.

     General and administrative expenses decreased approximately $0.1 million, or 3.6%, from approximately $2.8 million for the three months ended March 31, 1999, to approximately $2.7 million for the three months ended March 31, 2000. The Company held costs at levels comparable to the prior year level during a period when upward pressure was being realized from inflation in Mexico and the strengthening of the Mexican peso to the U.S. dollar. See "Mexico's Inflation and Currency Changes" discussed below.

     The first three months of 1999 amortization of goodwill relates to the goodwill resulting from the acquisition of Whiski Jack, which was fully amortized during 1999.

     Interest expense was approximately $1.0 million more in the first three months of 2000 as compared to the first three months of 1999 due primarily to interest cost associated with a higher level of debt outstanding between the periods, which average debt outstanding increased $29.5 million between periods.

     Foreign currency exchange gain totaled approximately $0.8 million during the first three months of 2000 compared to a gain of approximately $0.5 million during the first three months of 1999. The increase in the gain between periods occurred due to a stronger peso against the U.S. dollar during the three months of 2000 compared to the comparable prior year period.

MEXICO'S INFLATION AND CURRENCY CHANGES

     Management believes that in interpreting the comparisons of operational results discussed above, two factors are of importance: currency exchange rates and inflation. Changes in costs between prior year and current year periods could be the result of increases or decreases in the peso exchange rate or inflation in Mexico. In particular, the average monthly peso exchange rate for the three months ended March 31, 2000 strengthened when compared to the average monthly peso exchange rate for the three months ended March 31, 1999. The Company estimates that current period costs settled in Mexican pesos increased by approximately 5% because of fluctuations in the average peso exchange rate between periods. In addition, the Company estimates that inflation in Mexico was approximately 11% since March 1999. Expenditures in Mexico for advertising, sales and marketing, maintenance and energy, and for general and administrative expenses are primarily settled in pesos, and were negatively impacted by the combined effects of inflation and peso changes.


COMPARISONS OF MARCH 31, 2000 BALANCE SHEET AMOUNTS TO DECEMBER 31, 1999 BALANCE SHEET AMOUNTS

     Vacation Interval receivables and other trade receivables increased approximately $9.1 million from approximately $61.2 million as of December 31, 1999 to approximately $70.3 million as of March 31, 2000. The increase was attributable to the annual service fee billing issued during the first quarter of 2000 and the increase in the level of sales financing with approximately 400 additional loans.

     Cost of unsold vacation ownership intervals and related club memberships (unit inventory) decreased approximately $0.8 million from approximately $23.6 million as of December 31, 1999 to approximately $22.7 million as of March 31, 2000. The sale of units reduced unit inventory by approximately $4.2 million, which was offset by purchases by Whiski Jack in Canada of approximately $2.7 million and the remainder primarily for reinstatement of inventory from defaulting owners in Mexico.

     Accounts payable and accrued liabilities increased approximately $5.5 million from approximately $14.1 million as of December 31, 1999 to approximately $19.6 million as of March 31, 2000. The variance is caused by an increase in accrued interest payable of $3.6 million, and an overall increase in accrued liabilities.

     Unearned service fees increased approximately $4.2 million from approximately $2.0 million as of December 31, 1999 to approximately $6.2 million as of March 31, 2000. This balance was higher at the end of March 2000 as compared to December 1999 because a majority of the related fees are typically invoiced at the beginning of each year and then earned during the remainder of that year.

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

     The Company generates cash from financing Vacation Interval sales based on principal payments and the interest charged on Vacation Interval receivables. Additionally, the Company uses Vacation Interval receivables as collateral in order to obtain loans. At March 31, 2000, the Company had $67.6 million of Vacation Interval receivables of which approximately (i) 58% of all of the Vacation Interval receivables were U.S. or Canadian dollar denominated (ii) 33% of all Vacation Interval receivables were denominated in UDI's, an obligation denominated in pesos which is adjusted for Mexican inflation, and (iii) 9% of all Vacation Interval receivables were denominated in pesos.

     As of March 31, 2000 and December 31, 1999, the Company had outstanding $100 million of 13% Senior Notes due 2004. Under the FINOVA credit line ("FINOVA"), $23.8 million and $24.9 million was outstanding with approximate interest rates of 10.8% and 10.6% at March 31, 2000 and December 31, 1999, respectively. The Textron credit line had an outstanding balance of $5.9 million and $7.1 million with interest rates of 10.75% and 10.5% at March 31, 2000 and December 31, 1999, respectively. The Bancomer loan which bears an interest rate of 12%, had an outstanding balance of $6.4 million and $6.8 million at March 31, 2000 and December 31, 1999, respectively. Bank debt and other debt which bore an average interest rate of 9.7% had an outstanding balance of $2.9 million and $2.6 million at March 31, 2000 and December 31, 1999, respectively. Mortgages payable had an outstanding balance of $4.2 million and $3.4 million, with interest rates of 11.0% and 10.7% for March 31, 2000 and December 31, 1999, respectively.

     The Company's borrowing capacity under the FINOVA credit facility currently includes a $20 million accounts receivable based credit facility and a $16.5 million inventory based non-revolving line of credit; the combined credit facility provides an aggregate borrowing limit of $34 million. The Company's borrowing capacity under the Textron credit facility is $10 million. The Company estimates that based on Vacation Interval receivables not currently pledged, approximately $8.2 million at March 31, 2000 was available for borrowing under the credit facilities.

     Additionally, as part of the Teton Club financing arrangement with FINOVA, the Company is directly obligated for $8.3 million of the construction loan, $1.9 million of the pre-sale working capital loan and $5.0 million of the receivables loan, and is also responsible for any working capital deficits at the Teton Club.

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

     At March 31, 2000, the Company had an inventory of vacation interval weeks of 4,271 in Mexico and 1,083 in Canada. Accordingly, the Company believes its existing inventory will provide it with slightly more than one year of product available for sale under existing or planned marketing programs. The Company plans to increase its Vacation Interval inventory through development of additional properties and making acquisitions in the short term, including acquiring condominiums in Whistler, British Columbia, which includes the commitment to purchase 9 condominiums at an aggregate purchase price of approximately $1.5 million in the second quarter 2000, developing the Teton Club joint venture, acquiring intervals under the Cimarron project development, management and sales agreement, developing its land in Los Cabos, developing its land in Cozumel, and making acquisitions in Mexico, the United States and Canada.

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

     At March 31, 2000, the Company is, and will continue to be, highly leveraged, with substantial debt service requirements. A significant portion of the Company's assets are pledged against existing borrowings. The Company has a shareholder's deficit, has incurred losses since its inception and expects to incur a net loss for fiscal 2000. To achieve profitable operations, the Company is dependent on a number of factors, including its ability to reduce its debt service requirements, to increase its Vacation Interval inventory through development projects and through the acquisition of existing resort properties, and its ability to continually sell Vacation Intervals on an economical basis, taking into account the cost of such intervals and related marketing and selling expenses. The Company expects that its existing credit capacity combined with additional credit capacity which must be negotiated during 2000 will be sufficient to enable the Company to meet its debt service obligations, including interest payments on its Senior Notes through the first quarter of 2001. The Company also expects to be able to fund capital requirements from its future operations and from anticipated capital project financings which have not yet been negotiated. However, should the Company not achieve the anticipated level of operating results during 2000 or be able to successfully negotiate additional credit capacity, there is no assurance that the Company would be able to meet all of its debt service obligations.

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

    None


ITEM 5.  OTHER INFORMATION

    None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

    The following is a list of exhibits filed as part of this quarterly report.

  Exhibit No.             Description

     10.1   --   Letter Agreement to First Amended and Restated Loan
                 and Security Agreement dated April 23, 1999.
     27.1   --   Financial Data Schedule


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


                                       RAINTREE RESORTS INTERNATIONAL, INC.
                                       CR RESORTS CAPITAL S.  DE  R.L. DE  C.V.




Date:  May 12, 2000              By: /s/ George E. Aldrich
                                    --------------------------------------------
                                                 George E. Aldrich
                                  Senior Vice President - Finance and Accounting
                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX


     Exhibit No.            Description
     -----------            -----------------------

     10.1            --     Letter Agreement to First Amended and Restated Loan
                            and Security Agreement dated April 23, 1999.
     27.1            --     Financial Data Schedule