Form 10-Q
period 2000-06-30
RAINTREE RESORTS INTERNATIONAL INC; CR RESORTS CAPITAL S DE R L DE C V
filed 2000-08-14
CIK 1058737, 1058736

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

                 For the quarterly period ended June 30, 2000

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     As of June 30, 2000, the Registrant had 10,766,300 shares of Common Stock outstanding and Warrants to purchase 2,369,962 shares of Common Stock.


     *CR Resorts Capital, S. de R.L. de C.V., a subsidiary of Raintree Resorts International, Inc., is a co-registrant, formed under the laws of the United Mexican States (Mexican tax identification number CRC 970811E5A).

                              --------------------
                                       1





                               RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                                                 TABLE OF CONTENTS



                                                                                                            Page

PART I. FINANCIAL INFORMATION

     ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS:
         Consolidated Balance Sheets as of
              December 31, 1999 and June 30, 2000 (Unaudited) ...............................................   3
         Consolidated Statements of Operations and Comprehensive Loss
              for the Three and Six Months ended June 30, 1999 and 2000 (Unaudited) .........................   4
         Consolidated Statements of Cash Flows
              for the Three Months ended June 30, 1999 and 2000 (Unaudited)..................................   5
         Notes to Consolidated Financial Statements (Unaudited) .............................................   6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................................  13

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................  21

PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS...............................................................................  22
     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.......................................................  22
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES.................................................................  22
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................  22
     ITEM 5. OTHER INFORMATION ..............................................................................  22
     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................................................  22

SIGNATURES.................................................................................................... 23





                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands except share and per share data)


                                                                                                             (Unaudited)
                                                                                       December 31,            June 30,
                                                                                           1999                  2000
                                                                                     ------------------    -----------------

Assets
    Cash and cash equivalents ....................................................          $   8,311            $   7,098
    Vacation Interval receivables and other trade receivables, net................             61,232               65,488
    Inventories ..................................................................                896                  725
    Refundable Mexican taxes .....................................................              4,521                2,656
    Facilities and office furniture and equipment, net ...........................              5,255                5,285
    Land held for vacation ownership development .................................             24,119               10,328
    Land held for sale ...........................................................                 --                8,000
    Equity investments............................................................              3,532                3,512
    Cost of unsold vacation ownership intervals and related club memberships......             23,605               23,247
    Retained interest in hotel cash flows ........................................              4,000                4,000
    Deferred loan costs, net .....................................................              7,342                6,633
    Prepaid and other assets  ....................................................              3,058                3,912
                                                                                            ---------            ---------
Total assets .....................................................................          $ 145,871            $ 140,884
                                                                                            =========            =========

Liabilities and Shareholders' Investment

Liabilities
    Accounts payable and accrued liabilities  ....................................          $  14,098            $  18,099
    Notes payable  ...............................................................             44,787               45,315
    Senior Notes, due 2004, net of unamortized original issue discount of $6,574
       and $5,907 at December 31, 1999 and June 30, 2000, respectively............             93,426               94,093
    Taxes payable  ...............................................................              1,101                  404
    Unearned services fees .......................................................              2,028                4,627
                                                                                            ---------            ---------
Total liabilities  ...............................................................            155,440              162,538

Commitments and Contingencies

Redeemable Preferred Stock
    Pay-in-Kind preferred stock; Par value $.001; 5,000,000 shares authorized,
       52,250 shares issued and outstanding at June 30, 2000; aggregate
       liquidation preference of $5,460 at June 30, 2000 .........................              5,143                5,387
    Convertible preferred stock; $100 per share liquidation value; 5,775 shares
       issued and outstanding at December 31, 1999 ...............................                811                   --
                                                                                            ---------            ---------
                                                                                                5,954                5,387
Shareholders' Deficit
    Common stock; par value $.001; 45,000,000 shares authorized, 10,766,300 shares
       issued and outstanding at December 31, 1999 and June 30, 2000..............                 11                   11
    Additional paid-in capital ...................................................              2,003                1,749
    Warrants to purchase, 2,369,962 shares of common stock at December 31, 1999
       and June 30, 2000 .........................................................              9,331                9,331
    Accumulated deficit ..........................................................            (26,998)             (38,160)
    Cumulative translation adjustment ............................................                130                   28
                                                                                            ---------            ---------
Total shareholders' deficit ......................................................            (15,523)             (27,041)
                                                                                            ---------            ---------
Total liabilities and shareholders' deficit ......................................          $ 145,871            $ 140,884
                                                                                            =========            =========



   The accompanying notes are an integral part of these financial statements.

                                       3





              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (in thousands except per share data)
                                   (Unaudited)


                                                                  Six Months Ended                 Three Months Ended
                                                                      June 30,                          June 30,

                                                            -----------------------------     ------------------------------
                                                                1999            2000             1999             2000
                                                            -------------    ------------     ------------    --------------

Statement of Operations
Revenues
   Vacation Interval sales ........................           $ 32,300       $  35,287          $ 15,258        $  17,277
   Rental and service fee income ..................              4,582           5,552             2,289            3,073
   Interest income on Vacation Interval receivables              3,715           4,149             1,638            1,886
   Other income ...................................              1,683           1,314               814              634
                                                              --------       ---------          --------        ---------
     Total revenues ...............................             42,280          46,302            19,999           22,870
Costs and Operating Expenses
   Cost of Vacation Interval sales.................              8,609           8,453             4,272            4,235
   Provision for doubtful accounts ................              2,518           2,951             1,341            1,531
   Advertising, sales and marketing ...............             14,906          15,747             7,381            8,143
   Maintenance and energy .........................              4,931           5,938             2,824            3,114
   General and administrative .....................              5,349           5,583             2,569            2,902
   Depreciation ...................................                467             710               243              367
   Amortization of goodwill .......................              1,264             150               168              150
   Provision for loss on sale of land held for sale                 --           6,200                --            6,200
                                                              --------       ---------          --------        ---------
     Total costs and operating expenses ...........             38,044          45,732            18,798           26,642
                                                              --------       ---------          --------        ---------
Operating income (loss)............................              4,236             570             1,201           (3,772)
   Interest expense, net ..........................              8,723          10,652             4,347            5,295
   Equity in (gains)/losses on equity investments..                192              47                96              (29)
   Foreign currency exchange losses, net...........                198             996               727            1,774
                                                              --------       ---------          --------        ---------
Net loss before taxes .............................             (4,877)        (11,125)           (3,969)         (10,812)
   Foreign income and asset taxes..................                726              37               470               (3)
                                                              --------       ---------          --------        ---------
Net loss before preferred dividends................             (5,603)        (11,162)           (4,439)         (10,809)
   Preferred stock dividends ......................                401             254               194              134
                                                              --------       ---------          --------        ---------
Net loss available to common shareholders .........           $ (6,004)      $ (11,416)         $ (4,633)       $ (10,943)
                                                              ========       =========          ========        =========

Net loss per share
    (Basic and Diluted)............................           $   (.56)      $   (1.06)         $   (.43)       $   (1.02)

Weighted average number of common shares
    (Basic and Diluted)............................             10,766          10,766            10,766           10,766

Comprehensive Loss
Net loss before preferred stock dividends .........           $ (5,603)      $ (11,162)         $ (4,439)       $ (10,809)
Other comprehensive income:
   Foreign currency translation adjustment ........                185            (102)              120              (85)
                                                              --------       ---------          --------        ---------
Comprehensive loss ................................           $ (5,418)      $ (11,264)         $ (4,319)       $ (10,894)
                                                              ========       =========          ========        =========


   The accompanying notes are an integral part of these financial statements.




              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                     (Unaudited)
                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                         -------------------------------------

                                                                                                1999                 2000

                                                                                         ------------------     ----------------
  Operating activities
  Net loss ........................................................................           $ (5,603)          $ (11,162)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization .............................................              1,134               1,377
        Amortization of deferred loan costs .......................................                658                 760
        Amortization of goodwill ..................................................              1,264                 150
        Provision for loss on sale of land held for sale...........................                 --               6,200
        Provision for doubtful accounts ...........................................              2,518               2,951
        Equity in losses on equity investments ....................................                192                  47
        Changes in other operating assets and liabilities:
         Vacation Interval receivables and other trade receivables ................             (9,674)             (7,174)
         Cost of unsold vacation ownership intervals and related club memberships .              4,603               2,594
         Prepaid and other assets .................................................               (568)               (788)
         Accounts payable and accrued liabilities .................................              1,970                (415)
         Taxes payable/refundable .................................................               (805)              1,187
         Unearned services fees....................................................              1,650               2,599
                                                                                              --------           ---------
  Net cash used in operating activities ...........................................             (2,661)             (1,674)

  Investing activities
     Purchase of land and other assets held for vacation ownership development ....             (1,617)               (404)
     Deposit on land held for sale.................................................                 --               1,800
     Additions to facilities and office furniture and equipment ...................               (637)               (434)
                                                                                              --------           ---------
  Net cash (used in) provided by investing activities .............................             (2,254)                962

  Financing activities
     Additional bank and other loans, net of related expenses......................             12,463              14,152
     Repayment of bank loans ......................................................             (7,247)            (13,783)
     Dividend payments on and redemption of  preferred stock.......................               (500)               (813)
                                                                                              --------           ---------
  Net cash provided by (used in) financing activities .............................              4,716                (444)

  Decrease in cash and cash equivalents ...........................................               (199)             (1,156)
  Effect of exchange rate changes on cash .........................................                 96                 (57)
  Cash and cash equivalents, at beginning of the period ...........................              2,960               8,311
                                                                                              --------           ---------
  Cash and cash equivalents, at end of the period .................................           $  2,857           $   7,098
                                                                                              ========           =========

  Supplemental disclosures of cash flow information
      Cash paid during the period for interest ....................................           $  7,674           $   9,572
      Cash paid (received) during the period for income and asset taxes ...........              1,042                 (82)

  Non-cash investing activities
      Reclassify land held for sale, net of loss provision ........................           $     --           $   8,000

  Non-cash financing activities
        Stock dividends accrued and accretion on preferred stock ..................           $    401           $     254




   The accompanying notes are an integral part of these financial statements.

              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                  June 30, 2000


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

     In connection with the Purchase Transactions, the Company borrowed approximately $83 million and replaced such borrowing with its Senior Notes. At June 30, 2000, the Company is, and will continue to be, highly leveraged, with substantial debt service requirements. A significant portion of the Company's assets is pledged against existing borrowings. The Company has a shareholder's deficit, has incurred losses since its inception and expects to incur a net loss for fiscal 2000. To achieve profitable operations, the Company is dependent on a number of factors, including its ability to reduce its debt service requirements, to increase its Vacation Interval inventory through development projects and through the acquisition of existing resort properties, and its ability to continually sell Vacation Intervals on an economical basis, taking into account the cost of such intervals and related marketing and selling expenses. The Company expects that its existing credit capacity combined with additional credit capacity which must be negotiated during 2000 and 2001 will be sufficient to enable the Company to meet its debt service obligations, including interest payments on its Senior Notes through the second quarter of 2001. The Company also expects to be able to fund capital requirements from anticipated capital project financings, which have not yet been negotiated. However, should the Company not be able to successfully negotiate additional credit capacity, there is no assurance that the Company would be able to meet all of its short-term debt service obligations. The Company has historically incurred debt and issued equity securities to fund negative cash flows from operating activities and to make debt payments on previously incurred debt obligations.

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

     The condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading. The financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the three and six month periods ended June 30, 1999 and 2000.

Cimarron Resorts Project Development, Management and Sales Agreement

     On May 3, 2000, a newly formed subsidiary of the Company entered into a Project Development, Management and Sales Agreement whereby the Company assumes full operating control and management of Cimarron Resorts in Palm Springs, California from the project owners, Royale Mirage Partners, L.P. ("RMP"). Under the agreement, the Company is entitled to all revenues from sales of Cimarron Resorts Vacation Intervals and is responsible for all sales and marketing as well as management and customer services. The Company has not acquired any ownership interest in RMP, ownership of the time-share property or assumed any obligation under the RMP construction loan. The Company purchases Vacation Intervals from RMP as they are sold by the Company to Vacation Interval purchasers or are acquired for Company inventory purposes. Also, the Company will provide development management of project construction. The Company has acquired sales and administrative assets and assumed payment of unpaid liabilities. In addition to the price to be paid by the Company for each interval it acquires from RMP, the Company is obligated to pay RMP as the Vacation Interval is sold, $575, or on June 30, 2003 the unpaid balance of the total of all intervals in the first stage, $2,346,000. The Company has recorded the transaction as a purchase and recorded the $2,346,000 as cost of unsold inventory to be amortized as the initial 4,080 of Vacation Intervals, or 80 units, of inventory is acquired and sold.

     Cimarron Resorts consists of approximately 35 acres of land adjacent to two 18-hole golf courses developed and managed by OB Sports of Seattle, Washington and when fully developed will consist of 242 two-bedroom condominium units or 12,342 weekly intervals. Forty of such units are under development, and completed in July 2000. A commitment for a development loan by Textron has been received by the project owner for the development of the second 40 two-bedroom units and this construction is expected to begin during late 2000. The Company has the option to extend its agreement for the next construction stage consisting of 36 units no later than December 31, 2002 and it may thereafter exercise its option in succeeding stages of 42, 44 and 40 units on or before March 31, 2004, June 30, 2005 and September 30, 2006, respectively. The agreement terminates if an option for any succeeding stage is not selected and upon the completion of any stage selected but not completed. The Company placed Cimarron Resorts into its Club Regina operations to be sold as Club Regina two-bedroom inventory, and for exchange purposes into its planned Raintree Vacation Club.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Certain items in the June 30, 1999 financial statements have been reclassified to conform to the June 30, 2000 presentation, and the Company has reclassified the December 31, 1999 balance sheet to reflect accrued preferred stock dividends on cumulative preferred stock as an increase in the value of the preferred stock and a reduction in the additional paid-in capital.

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

     The following presents the foreign currency exchange gains and loss for the year 1998, 1999 and 2000 by quarter (in thousands):


    Quarterly Gain/(Loss)            1998          1999            2000
    ---------------------           ------        ------          ------

First Quarter................    $   (829)        $  529        $    778
Second Quarter...............      (1,098)          (727)         (1,774)
Third Quarter................      (1,824)           443
Fourth Quarter...............        (523)           556

     The following table presents the quarterly exchange rates from December, 1998 for the Mexican Peso:


      Exchange rates                     Pesos           US Dollar
------------------------------          -------         -----------

December 31, 1998.............           9.865    =        $1.00
March 31, 1999................           9.516    =        $1.00
June 30, 1999.................           9.488    =        $1.00
September 30, 1999............           9.358    =        $1.00
December 31, 1999.............           9.522    =        $1.00
March 31, 2000................           9.233    =        $1.00
June 30, 2000.................           9.954    =        $1.00


     The future valuation of the Mexican peso related to the U.S. dollar cannot be determined, estimated or projected.

Cash and Cash Equivalents

     The Company considers demand accounts and short-term investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include $1.3 million in restricted funds at June 30, 2000.

Land Held for Vacation Ownership Development

     The Company owns a parcel of land adjacent to its Regina Resort located in Cabo San Lucas, Mexico. The Company plans to construct additional vacation ownership facilities on this parcel of land. Although preliminary architectural and engineering planning has commenced, no commitments have been made regarding this planned expansion project.

     Land held for vacation ownership development includes the cost of land, and additionally, development costs and capitalized interest. Interest related to these developmental properties of $0.2 million and $0.3 million was capitalized during the three and six months ended June 30, 1999 and $0.2 and $0.4 for the three and six months ended June 30, 2000.

     The Company capitalizes interest on expenditures incurred for land and development when activities have commenced necessary to get the asset ready for its intended use. The capitalization period ends when the asset is placed in service or progress to complete the project is substantially suspended.

Loss Per Share

     Basic per share results are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Since the Company has a net loss for all periods reported, no conversion is assumed as conversion of the Company's warrants and stock options would be anti-dilutive. The 1,869,962 of Warrants, that could potentially dilute basic earnings per share in the future, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

Goodwill

     On July 24, 1998, the Company acquired the assets and assumed certain liabilities of Whiski Jack Resorts Ltd. ("Whiski Jack") for approximately $6.6 million. The acquisition was accounted for as a purchase and, accordingly, the results of operations are included in the financial statements only for the periods subsequent to the date of acquisition. The purchase price has been allocated to the assets and liabilities assumed based upon the fair values at the date of acquisition. The excess purchase price over the fair values of the net assets acquired has been recorded as goodwill, totaling approximately $4.5 million, to be amortized pro rata as the individual weeks acquired in the acquisition are sold. Amortization expense was $0.1 million and $1.3 million for the three and six months ended June 30, 1999, respectively, and goodwill was fully amortized by the end of 1999. During the second quarter of 2000, $150,000 was expensed as goodwill relating to the final payment to the sellers of amounts due under a provision relating to achieving specific post-acquisition earnings.


NOTE 3.  VACATION INTERVAL RECEIVABLES AND OTHER TRADE RECEIVABLES

     Vacation Interval receivables and other trade receivables were as follows (in thousands):

                                                                           December 31,            June 30,
                                                                               1999                  2000
                                                                        -----------------      ----------------
     Vacation Interval receivables ................................           $ 63,875              $ 68,159
     Other trade receivables ......................................              5,424                 6,075
     Less - allowances for uncollectible accounts .................             (8,067)               (8,746)
                                                                              --------              --------
            Total  ................................................           $ 61,232              $ 65,488
                                                                              ========              ========

     Allowances for uncollectible accounts increased by $3.0 million for additional estimated reserves, and decreased by $2.2 million for receivable write-offs, net of recoveries during the first six months of 2000.

     The Company estimates that at December 31, 1999 and at June 30, 2000, approximately 53% and 52%, respectively, of all of the Vacation Interval receivables were U.S. dollar denominated, 31% and 32%, respectively, of Vacation Interval receivables were denominated in UDIs, an obligation denominated in pesos which is adjusted for Mexican inflation ("UDI"), 9% and 10% respectively, of Vacation Interval receivables were denominated in Mexican pesos, and 7% and 6%, respectively, of Vacation Interval receivables were denominated in Canadian dollars.


NOTE 4.  NOTES PAYABLE

Summary of Notes Payable (in thousands) -

                                                                           December 31,       June 30,
                                                                               1999             2000
                                                                          ------------       -----------
     Notes Payable to Financial Institutions ............................    $    278          $  2,248
     Cabos West Notes Payable ...........................................       2,350             2,350
     Credit Agreement Notes and Loans ...................................      38,772            36,812
     Mortgages Payable ..................................................       3,387             3,905
                                                                             --------          --------
                                                                             $ 44,787          $ 45,315
                                                                             ========          ========

Notes Payable to Financial Institutions - The notes payable to financial institutions at December 31, 1999 had interest payable at 8.5%. In April 2000, in connection with the Westin units purchased, the Company entered into a note payable to North Shore Credit Union, due on or before October 2001, with an interest rate of prime plus 2.5%, which totaled 10% at June, 2000.

Cabos West Notes Payable - On September 17, 1998, in connection with the Cabos West land purchase, the Company entered into notes payable secured by the land. The notes bear interest at approximately 10% and are due on demand.

Credit Agreement Notes - The November 1998 amended credit agreement with FINOVA Capital Corporation includes a receivables based credit facility of $20 million and a $16.5 million inventory based credit facility. The aggregate borrowing limit under the credit agreement is $34 million. FINOVA will lend 90% on pledged notes receivable denominated in United States dollars and held by United States or Canadian residents. These notes are assigned to the lender and as payments are received, they are applied to this loan. The outstanding receivables loan balance bears interest at a fluctuating base rate plus 175 basis points, which was 10.25% and 11.25% per annum at December 31, 1999 and June 30, 2000, respectively. The outstanding inventory loan balance bears interest at a fluctuating base rate plus 225 basis points, which was 10.75% and 11.75% per annum at December 31, 1999 and June 30, 2000, respectively. Interest under the notes is due monthly. The fluctuating base rate is the "Corporate Base" rate of Citibank, N.A., New York, which the bank publicly announces from time to time, and is a rate charged by the bank to its most creditworthy commercial borrowers. Also, the agreement requires the Company to maintain certain minimum financial ratios including a minimum capital requirement. The receivables line of credit matures 84 months from the date of the last advance made against it, and the inventory based credit facility matures on June 30, 2001. As of December 31, 1999 and June 30, 2000, the outstanding balance of the receivables line of credit was $9,760,000 and $11,010,000, respectively, and of the inventory based credit facility was $15,159,000 and $11,057,000, respectively.

The November 1999, $10 million receivables loan facility with Textron Financial Corporation ("Textron") is collateralized by the Company's notes receivable, with a limit of up to 30% of those notes denominated in Mexican pesos of which Textron will lend 80% on pledged notes, and the remainder in U.S. dollars on which Textron will lend 85% on pledged notes. The entire outstanding loan balance is to be paid in full on or before December 1, 2004. The loan bears a variable interest rate of the Chase Manhattan Bank prime rate plus 200 basis points that is adjusted on the first day of each month, with an interest rate of 10.5% and 11.5% as of December 31, 1999 and June 30, 2000, respectively. As of December 31, 1999 and June 30, 2000, the outstanding balance of the loan facility was $7,103,000 and $9,384,000, respectively.

The November 1999, $7 million loan agreement with Bancomer is collateralized by all of the Company's UDI denominated notes receivable. The loan agreement extends credit to the Company for a fixed 30-month term from November 29, 1999 to May 29, 2002. Furthermore, the agreement requires the Company to pay back the principal in UDIs in 30 equal monthly installments plus accrued interest in the U.S. dollar equivalent amount of approximately $233,000 beginning on December 29, 1999. Also, the loan bears simple interest at a rate of 12% per annum, and as of December 31, 1999 and June 30, 2000, the outstanding balance was $6,750,000 and $5,361,000, respectively.

Mortgages Payable - Mortgages payable consist of the assignment of specific Whiski Jack Vacation Interval receivables to related and third party buyers. The average interest rates were 10.7% and 10.8% at December 31, 1999 and June 30, 2000, respectively. At December 31, 1999 and June 30, 2000, the aggregate principal amount of mortgages payable to related parties was $1,014,000 and $1,334,000, respectively. Interest accrues on the mortgages at rates ranging from prime plus 3% to prime plus 7.75% per annum and is paid in monthly installments over periods ranging from twelve months to ten years.


NOTE 5.  OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

     The Company has only one line of business which develops, markets and operates luxury vacation ownership resorts in three geographic areas; Mexico, Canada and the United States. The United States operations also include the operations of a joint venture accounted for on the equity method of accounting. The Company's reportable segments are based on geographic area. The reportable segments are managed separately due to their geographic location with managers focused on improving and expanding each segment's operations. However resource allocation is not based on individual country results, but based on the best location for future resorts in order to enhance the Company's overall ability to sell timeshare under a club concept. Revenues are attributed to countries based on the location of the vacation ownership resorts.

     The following table presents segment information (in thousands):

                                                                                                       Corporate
                                                          Mexico           Canada        U.S. (*)      and Other         Total
                                                     ---------------     ----------    ----------    -------------    ------------

As of and for the three months ended June 30, 2000:
Revenues from external customers ................      $   20,024        $   2,794     $    --           $      52    $   22,870
Depreciation and amortization....................             289              188           24                 16           517
Operating income (loss) .........................          (2,591)             (70)        (474)              (637)       (3,772)
Income tax expense...............................              33              (36)          --                 --            (3)
Capital expenditures ............................             343              162          472                 10           987

                                                                                         Corporate
                                                        Mexico             Canada        and Other          Total
                                                     ---------------     ----------    -------------     -----------
As of and for the three months ended June 30, 1999:
Revenues from external customers ................      $   15,664        $   4,331     $      4          $  19,999
Depreciation and amortization....................             197              200           14                411
Operating income (loss) .........................           1,291              865         (955)             1,201
Income tax expense...............................             100              370           --                470
Capital expenditures ............................             578               91          435              1,104


                                                                                                       Corporate
                                                        Mexico             Canada        U.S. (*)      and Other          Total
                                                     ---------------     ----------    ----------    -------------    ------------

As of and for the six months ended June 30, 2000:
Revenues from external customers ................      $   40,711        $   5,472     $     --          $     119    $   46,302
Depreciation and amortization....................             578              226           24                 32           860
Operating income (loss) .........................           2,241               73         (474)            (1,270)          570
Income tax expense...............................              53              (16)          --                 --            37
Total assets (at end of period)..................         120,456           12,337        3,581              4,510       140,884
Capital expenditures ............................             629              194          472                 43         1,338

                                                                                         Corporate
                                                        Mexico             Canada        and Other          Total
                                                     ---------------     ----------    -------------     -----------
As of and for the six months ended June 30, 1999:
Revenues from external customers ................      $   34,731        $   7,541     $      8          $  42,280
Depreciation and amortization....................             380            1,322           29              1,731
Operating income (loss) .........................           5,918              142       (1,824)             4,236
Income tax expense...............................             200              526           --                726
Total assets  (at end of period).................         119,943           10,671        3,387            134,001
Capital expenditures ............................             963              156        1,135              2,254

(*)  Effective May 3, 2000 the Company formed a new operating subsidiary in the U.S. for the purpose of selling Vacation Intervals.
    (See Footnote 1 - Cimarron Resorts Project Development, Management and Sales Agreement)


Corporate and Other

     The amounts shown as an operating loss under the column heading "Corporate and Other" consist primarily of general and administrative costs that are not allocated to the segments. Also, the U. S. joint venture is included in Corporate and Other, after the operating loss, and had equity losses of $0.1 million and equity gains of $20,000 for the three months ended June 30, 1999 and 2000, respectively, and equity losses of $0.2 million and $40,000 for the six months ended June 30, 1999 and 2000, respectively.


NOTE 6.  REDEEMABLE PREFERRED STOCK

Pay-in-Kind Preferred Stock

     On July 1, 1999, all 37,500 shares of the Class A Preferred Stock of the Company were exchanged for 50,000 shares of a new class of Pay-in-Kind Redeemable Preferred Stock (Pay-in-Kind Preferred) plus 500,000 five-year Warrants to purchase the Company's common stock at $5.00 per share. The Pay-in-Kind Preferred requires that annual dividends be paid either in cash equaling 9% of the Pay-in-Kind Preferred's $100 per share Liquidation Preference, or in an equivalent number of shares of Pay-in-Kind Preferred valued at the Liquidation Preference.

Furthermore, the Company has the right, at its option to redeem at any time the Pay-in-Kind Preferred, in whole or in part, but not later than December 1, 2004, at which time redemption is mandatory upon payment in cash of the Liquidating Preference and all accrued and unpaid dividends or shares of capital stock valued at the Liquidating Preference. As of June 30, 2000 the cumulative unpaid dividends on the Pay-in-Kind Preferred were $0.2 million.

Convertible Preferred Stock

     In connection with the purchase of Whiski Jack, the Company issued 20,775 shares of redeemable convertible preferred stock (Convertible Preferred Stock) through its wholly owned subsidiary, Raintree Resorts International Canada, Ltd. (Raintree Canada). During January and February 2000, all shares had been redeemed. The shares accrued dividends at the rate of 10% per annum and dividends totaling $0.2 million were paid during first quarter 2000.


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


NOTE 8.  DEVELOPMENT AND CONSTRUCTION

     The Teton Club, LLC ("Teton Club"), a joint venture between the Company and the owner and developer of the Teton Village ski area near Jackson Hole, Wyoming. The Teton Club has financing between FINOVA and the Teton Club consisting of $33.3 million for construction financing, $7.5 million for pre-sale working capital requirements and $20 million for receivables financing. The receivable financing is a hypothecation line-of-credit and will be used to repay the construction and pre-sale loans and to fund operating expenses. Also, the agreement requires the Teton Club to maintain certain minimum financial and operating ratio requirements. As part of the financing arrangement the Company is directly obligated for $8.3 million of the construction loan, $1.9 million of the pre-sale working capital loan and $5 million of the receivables loan. Additionally, the Company is responsible for any working capital deficits at the Teton Club. As of June 30, 2000, $20.0 million had been drawn on the construction portion of the financing, and $3.9 million had been drawn on the working capital portion of the financing.

NOTE 9.  SALE OF COZUMEL

     The Company entered into a preliminary sales agreement in June 2000 to sell its investment in Cozumel land. The Company has received a $1.8 million deposit. The property collateralized certain of the Company's indebtedness and the Company is negotiating to obtain a collateral release. The Company has reclassified the Cozumel land to land held for sale and recorded an estimated provision for a net loss of $6.2 million to reflect the land at its estimated fair market value. The final loss realized could be increased based on final negotiations between all parties.

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

COMPARISONS OF THE SIX MONTHS ENDED JUNE 30, 1999 TO THE SIX MONTHS ENDED JUNE 30, 2000.

Segment Results

     General. The Company has only one line of business which develops, markets and operates luxury vacation ownership resorts in three geographic areas; Mexico, Canada and the United States. The Company's reportable segments are based on geographic area. The reportable segments are managed separately due to their geographic location with managers focused on improving and expanding each segment's operations. However, resource allocation is not based on individual country results, but based on the best location for future resorts in order to enhance the Company's overall ability to sell timeshare under a club concept. Revenues are attributed to countries based on the location of the vacation ownership resorts. The following presents segment data in thousands:



                                                  For the Six Months ended June 30,
                      ------------------------------------------------------------------------------------------

                                                        Operating
                            Net                           Income                        Capital
                           Sales            %             (Loss)            %        Expenditures         %
                        -------------    ---------     -------------    ----------   --------------    ---------

 2000 -
 Mexico                   $ 40,711          87.9%       $   2,241          393.2%      $    629           47.0%
 Canada                      5,472          11.8%              73           12.8%           194           14.5%
 United States                  --           0.0%            (474)        (83.2)%           472           35.3%
 Corporate and other           119           0.3%          (1,270)       (222.8)%            43            3.2%
                          --------         ------       ---------        --------     ---------          ------
    Total                 $ 46,302         100.0%       $     570          100.0%      $  1,338          100.0%
                          ========         ======       =========        ========      ========          ======

 1999 -
 Mexico                   $ 34,731          82.1%       $   5,918          139.7%      $    963           42.7%
 Canada                      7,541          17.9%             142            3.4%           156            6.9%
 Corporate and other             8           0.0%          (1,824)        (43.1)%         1,135           50.4%
                          --------         ------       ---------         -------     ---------          ------
    Total                 $ 42,280         100.0%       $   4,236          100.0%      $  2,254          100.0%
                          ========         ======       =========         =======      ========          ======


     Mexico's Segment Results - Comparison of the six months ended June 30, 2000 to the six months ended June 30, 1999. Net sales increased $6.0 million, or 17.2%, and operating income decreased $3.7 million or 62.1% during the first half of 2000. The increases in net sales resulted from an overall increase in Vacation Interval sales prices and the number of weeks sold. The average price per week sold increased by $338, or 2.6%, and the number of weeks sold increased 333, or 16.4%. The average price per week sold increased in response to a price increase beginning the third week of December 1999. The decrease in operating income results from providing a provision for loss on land held for sale of $6.2 million.

     Canada's Segment Results - Comparison of the six months ended June 30, 2000 to the six months ended June 30, 1999. Net sales decreased $2.1 million primarily as the number of weeks sold decreased 31.1%. The decrease in weeks sold is reflective of a 32% decrease in tour flow primarily generated from its telemarketing operations, on-site sales office and owner referrals. However, operating income decreased by only $69,000 because of a decrease in goodwill of $1.1 million in the first six months of 2000.

     United States' Segment Results - Comparison of the six months ended June 30, 2000 to the six months ended June 30, 1999. The United States operations consist of the recent acquisition of Cimarron Resorts. The operating loss is comprised primarily of sales, marketing, advertising and general expenses. (See Footnote 1- Cimarron Resorts Project Development, Management and Sales Agreement)

     Corporate and other - Comparison of the six months ended June 30, 2000 to the six months ended June 30, 1999. The $0.5 million decrease in operating loss is primarily due to the decrease in accounting, tax and other consulting fees. The operating loss consists primarily of general and administrative costs that are not allocated to the segments.


Consolidated Results

     Comparison of the six months ended June 30, 2000 to the six months ended June 30, 1999.

     The Company believes that the following analysis is helpful to understand the changes in the activity levels between 1999 and 2000 (in thousands):

                                                                                              Percentage
                                                                            Increase           Increase
Six Months Ended June 30,                   1999             2000          (Decrease)         (Decrease)
                                         ------------     ------------    -------------    -----------------

Revenues:
Vacation Interval sales ............        $ 32,300         $ 35,287       $   2,987              9.2%
Interest Income on Vacation Interval
 receivables, rental and service fee
 income, and other income ..........           9,980           11,015           1,035             10.4%
                                            --------         --------        --------
      Total .........................         42,280           46,302           4,022              9.5%

Costs and operating expenses:
Cost of Vacation Interval sales ....           8,609            8,453            (156)            (1.8)%
Provision for doubtful accounts.....           2,518            2,951             433             17.2%
Advertising, sales and marketing....          14,906           15,747             841              5.6%
Maintenance and energy .............           4,931            5,938           1,007             20.4%
General and administrative..........           5,349            5,583             234              4.4%
Depreciation and amortization.......             467              710             243             52.0%
Amortization of goodwill............           1,264              150          (1,114)           (88.1)%
Provision for loss on sale of land
  held for sale.....................              --            6,200           6,200            100.0%
                                            --------         --------        --------
     Total .........................          38,044           45,732           7,688             20.2%
                                            --------         --------        --------

Operating income ...................        $  4,236         $    570        $ (3,666)           (86.5)%
                                            ========         ========        ========

     Vacation Interval sales increased by approximately $3.0 million, or 9.2%, from approximately $32.3 million for the six months ended June 30, 1999 to approximately $35.3 million for the six months ended June 30, 2000. Vacation Interval sales increased as the average price per interval sold increased $228 per interval, or 2.0%, from $12,895 for the six months ended June 30, 1999, to $13,123 for the six months ended June 30, 2000. This increase was in response to an approximate 9% net price increase in Mexico beginning in the third week of December 1999. The increase in interest income on Vacation Interval receivables, rental and service fee income and other income primarily results from service fee income increasing due to an increase in the number of members and an increase in the service fee charged to members in Mexico.

     Cost of Vacation Interval sales decreased by approximately $0.1 million, or 1.8%, from approximately $8.6 million for the six months ended June 30, 1999, to approximately $8.5 million for the six months ended June 30, 2000. The decrease in cost of sales results from the addition of lower average cost inventory, the Villa Vera, in Mexico. This addition was the primary factor reducing cost of sales as a percent of revenue from 27% in the first half of 1999 to 24% in the comparable 2000 period.

     Provision for doubtful accounts increased by approximately $0.4 million, or 17.2%, from approximately $2.5 million for the six months ended June 30, 1999, to approximately $2.9 million for the six months ended June 30, 2000. This increase is in response to an increase in customer financing in the first half of 2000 compared to the prior year first half. The Company computes a provision for doubtful accounts to achieve a balance sheet reserve of around 12% of Vacation Interval receivables. The Company believes that this reserve provides adequate coverage of default risk under current market conditions.

     Advertising, sales and marketing expense increased approximately $0.8 million, or 5.6%, from approximately $14.9 million for the six months ended June 30, 1999, to approximately $15.7 million for six months ended June 30, 2000. The acquisition of Cimarron increased advertising, sales and marketing approximately $0.3 million. Increased sales commissions, sales promotions and marketing programs associated with higher sales levels contributed to the increase as well. As a percent of Vacation Interval sales, advertising, sales and marketing decreased 3%.

     Maintenance and energy expenses increased approximately $1.0 million, or 20.4%, from approximately $4.9 million for the six months ended June 30, 1999, to approximately $5.9 million for the six months ended June 30, 2000. The increase in expenses was caused by maintenance and energy expenses associated with the acquisitions of units after the first half of 1999 including Villa Vera units in Mexico and the Westin units in Whiski Jack.

     General and administrative expenses increased approximately $0.2 million, or 4.4%, from approximately $5.3 million for the six months ended June 30, 1999, to approximately $5.5 million for the six months ended June 30, 2000. Cimarron contributed approximately $0.1 million of this increase.

     The first six months of 1999 amortization of goodwill relates to the goodwill resulting from the acquisition of Whiski Jack, which was fully amortized during 1999, except for the second quarter 2000 final payment to sellers of $150,000 for achieving specific post-acquisition earnings.

     The Company recorded an estimated provision for net loss on land held for sale in the second quarter of 2000. Its Cozumel property in Mexico will no longer be used for timeshare development. The Company anticipates the sale of Cozumel to be finalized in the third quarter of 2000.

     Interest expense was approximately $1.9 million more in the first six months of 2000 as compared to the first six months of 1999 due primarily to interest costs associated with a higher level of debt outstanding and increased average interest rates between the periods. Average debt outstanding increased $25.8 million between periods, while the average interest rates increased from 12.9% to 13.4% for June 1999 and June 2000, respectively.

     Foreign currency exchange loss totaled approximately $1.0 million during the first six months of 2000 compared to a loss of approximately $0.2 million during the first six months of 1999. The increase in the loss between periods occurred due to a weaker peso against the U.S. dollar during the six months of 2000 compared to the comparable prior year period.

MEXICO'S INFLATION AND CURRENCY CHANGES

     Management believes that in interpreting the comparisons of operational results discussed above, two factors are of importance: currency exchange rates and inflation. Changes in costs between prior year and current year periods could be the result of increases or decreases in the peso exchange rate and inflation in Mexico. In particular, the average monthly peso exchange rate for the six months ended June 30, 2000 was weaker when compared to the average monthly peso exchange rate for the six months ended June 30, 1999. The Company estimates that current period costs settled in Mexican pesos increased by approximately 3% because of fluctuations in the average peso exchange rate between periods. In addition, the Company estimates that inflation in Mexico was approximately 9% since June 1999. Expenditures in Mexico for advertising, sales and marketing, maintenance and energy, and for general and administrative expenses are primarily settled in pesos, and were negatively impacted by the combined effects of inflation and peso changes.


COMPARISONS OF THE THREE MONTHS ENDED JUNE 30, 1999 TO THE THREE MONTHS ENDED JUNE 30, 2000.

Segment Results


                                                 For the Three Months ended June 30,
                      ------------------------------------------------------------------------------------------

                                                        Operating
                            Net                           Income                        Capital
                           Sales             %            (Loss)             %        Expenditures         %
                       --------------    ---------     -------------    ----------   --------------    ---------


 2000 -
 Mexico                  $ 20,024           87.6%       $ (2,591)           68.7%         $   343           34.8%
 Canada                     2,794           12.2%            (70)            1.9%             162           16.4%
 United States                 --            0.0%           (474)           12.5%             472           47.8%
 Corporate and other           52            0.2%           (637)           16.9%              10            1.0%
                         --------          ------       --------         --------         -------          ------
    Total                $ 22,870          100.0%       $ (3,772)          100.0%         $   987          100.0%
                         ========          ======       =========        ========         =======          ======

 1999 -
 Mexico                  $ 15,664           78.3%       $  1,291           107.5%         $   578           52.4%
 Canada                     4,331           21.7%            865            72.0%              91            8.2%
 Corporate and other            4            0.0%           (955)         (79.5)%             435           39.4%
                         --------          ------       --------         --------         -------          ------
    Total                $ 19,999          100.0%       $  1,201           100.0%         $ 1,104          100.0%
                         ========          ======       =========        ========         =======          ======


     Mexico's Segment Results - Comparison of the three months ended June 30, 2000 to the three months ended June 30, 1999. Net sales increased $4.4 million, or 27.8%, and operating income decreased $3.9 million or 300.7% during the second quarter 2000. The increase in net sales resulted from an overall increase in the number of weeks sold. The number of weeks sold increased 304, or 33.1%. The decrease in operating income results from providing a provision for loss on land held for sale of $6.2 million.

     Canada's Segment Results - Comparison of the three months ended June 30, 2000 to the three months ended June 30, 1999. Net sales decreased $1.5 million primarily as the number of weeks sold decreased 36.8%. The decrease in weeks sold is reflective of the 40% decrease in tour flow primarily generated from its tele-marketing operations, on-site sales office and owner referrals. However, operating income decreased by only $0.9 million because of the decrease in goodwill in the second quarter of 2000.

     United States' Segment Results - Comparison of the three months ended June 30, 2000 to the three months ended June 30, 1999. The United States operations consist of the recent acquisition of Cimarron Resorts. The operating loss is comprised primarily of sales, marketing, advertising and general expenses. (See Footnote 1 - Cimarron Resorts Project Development, Management and Sales Agreement)

     Corporate and other - Comparison of the three months ended June 30, 2000 to the three months ended June 30, 1999. The operating loss consists primarily of general and administrative costs that are not allocated to the segments. The increase in operating income is primarily due to the decrease in accounting, tax and other consulting fees.

Consolidated Results

     Comparison of the three months ended June 30, 2000 to the three months ended June 30, 1999.

     The Company believes that the following analysis is helpful to understand the changes in the activity levels between 1999 and 2000 (in thousands):

                                                                                                    Percentage
                                                                                    Increase         Increase
Three Months Ended June 30,                       1999              2000           (Decrease)       (Decrease)
                                              --------------    -------------     -------------- -----------------
Revenues:
Vacation Interval sales ............             $ 15,258          $ 17,277          $ 2,019            13.2 %
Interest Income on Vacation Interval
 receivables, rental and service fee
 income, and other income ..........                4,741             5,593              852            18.0%
                                                 --------          --------         --------
     Total .........................               19,999            22,870            2,871            14.4%

Costs and operating expenses:
Cost of Vacation Interval sales ....                4,272             4,235              (37)           (0.9)%
Provision for doubtful accounts.....                1,341             1,531              190            14.2%
Advertising, sales and marketing....                7,381             8,143              762            10.3%
Maintenance and energy .............                2,824             3,114              290            10.3%
General and administrative..........                2,569             2,902              333            13.0%
Depreciation and amortization.......                  243               367              124            51.0%
Amortization of goodwill............                  168               150              (18)          (10.7)%
Provision for loss on sale of land
  held for sale.....................                   --             6,200            6,200           100.0%
                                                  --------         --------         --------
     Total .........................               18,798            26,642            7,844            41.7%
                                                 --------          --------         --------

Operating income (loss).............             $  1,201          $ (3,772)        $ (4,973)         (414.1)%
                                                 ========          ========         ========



     Vacation Interval sales increased by approximately $2.0 million, or 13.2%, from approximately $15.3 million for the three months ended June 30, 1999 to approximately $17.3 million for the three months ended June 30, 2000. Vacation Interval sales increased primarily as the weeks sold increased 199, or 16.5%, from 1,204 to 1,403 for the three months ended June 30, 1999 and 2000, respectively.

     Provision for doubtful accounts increased by approximately $0.2 million, or 14.2%, from approximately $1.3 million for the three months ended June 30, 1999, to approximately $1.5 million for the three months ended June 30, 2000. This increase is in response to an increase in customer financing in the second quarter of 2000 compared to the prior year second quarter. The Company computes a provision for doubtful accounts to achieve a balance sheet reserve of around 12% of Vacation Interval receivables. The Company believes that this reserve provides adequate coverage of default risk under current market conditions.

     Advertising, sales and marketing expense increased approximately $0.7 million, or 10.3%, from approximately $7.4 million for the three months ended June 30, 1999, to approximately $8.1 million for three months ended June 30, 2000. The acquisition of Cimarron accounted for approximately $0.3 million of this increase. Increased sales commissions, sales promotions and marketing programs associated with higher sales levels contributed to the increase as well. As a percent of sales, advertising, sales and marketing decreased 1.2% for the three months ending June 30, 2000 compared to the same period in the prior year.

     Maintenance and energy expenses increased approximately $0.3 million, or 10.3%, from approximately $2.8 million for the three months ended June 30, 1999, to approximately $3.1 million for the three months ended June 30, 2000. The increase in expenses was caused by acquisitions after the second quarter of 1999 of Villa Vera units in Mexico and Westin units in Whiski Jack.

     General and administrative expenses increased approximately $0.3 million, or 13.0%, from approximately $2.6 million for the three months ended June 30, 1999, to approximately $2.9 million for the three months ended June 30, 2000. Cimarron accounted for approximately $0.1 million of this increase.

     The Company recorded an estimated provision for net loss on land held for sale in the second quarter of 2000. Its Cozumel property in Mexico will no longer be used for timeshare development. The Company anticipates the sale of Cozumel to be finalized in the third quarter of 2000.

     Interest expense was approximately $1.0 million more in the second three months of 2000 as compared to the second three months of 1999 due primarily to interest costs associated with a higher level of debt outstanding and increased average interest rates between the periods. Average debt outstanding increased $25.8 million between periods, while the average interest rates increased from 12.9% to 13.4% for June 1999 and June 2000, respectively.

     Foreign currency exchange loss totaled approximately $1.8 million during the second three months of 2000 compared to a loss of approximately $0.7 million during the second three months of 1999. The increase in the loss between periods occurred due to a weaker peso against the U.S. dollar during the three months of 2000 compared to the comparable prior year period.

MEXICO'S INFLATION AND CURRENCY CHANGES

     Management believes that in interpreting the comparisons of operational results discussed above, two factors are of importance: currency exchange rates and inflation. Changes in costs between prior year and current year periods could be the result of increases or decreases in the peso exchange rate or inflation in Mexico. In particular, the average monthly peso exchange rate for the three months ended June 30, 2000 was nearly unchanged when compared to the average monthly peso exchange rate for the three months ended June 30, 1999. In addition, the Company estimates that inflation in Mexico was approximately 9% since June 1999. Expenditures in Mexico for advertising, sales and marketing, maintenance and energy, and for general and administrative expenses are primarily settled in pesos, and were negatively impacted by the effects of inflation.

COMPARISONS OF JUNE 30, 2000 BALANCE SHEET AMOUNTS TO DECEMBER 31, 1999 BALANCE SHEET AMOUNTS

     Vacation Interval receivables and other trade receivables increased approximately $4.3 million from approximately $61.2 million as of December 31, 1999 to approximately $65.5 million as of June 30, 2000. The increase in Vacation Interval receivables is related to the increase in the level of sales financing with approximately 1,000 additional loans. Other trade receivables increased due to the annual service fee billings during the first half of 2000.

     Cost of unsold vacation ownership intervals and related club memberships (unit inventory) decreased approximately $0.4 million from approximately $23.6 million as of December 31, 1999 to approximately $23.2 million as of June 30, 2000. The sale of units reduced unit inventory by approximately $8.4 million, which was offset by purchases by Whiski Jack in Canada of approximately $4.3 million, inventory acquisition costs in Cimarron for $2.8 million and the remainder primarily for reinstatement of inventory from defaulting owners in Mexico.

     Accounts payable and accrued liabilities increased approximately $4.0 million from approximately $14.1 million as of December 31, 1999 to approximately $18.1 million as of June 30, 2000. The Cimarron operations increased accounts payable and accrued liabilities by $3.1 million. Additionally, Mexico received a $1.8 million advance relating to the pending sale of Cozumel.

     Refundable Mexican taxes decreased $1.9 million from $4.5 million to $2.6 million primarily due to receipt of a refund relating to prior year taxes paid.

     Unearned service fees increased approximately $2.6 million from approximately $2.0 million as of December 31, 1999 to approximately $4.6 million as of June 30, 2000. This balance was higher at the end of June 2000 as compared to December 1999 because a majority of the related fees are typically invoiced at the beginning of each year and then earned during the remainder of that year.

     Land held for sale at June 30, 2000 relates to the Cozumel land. The Company is finalizing the sale of the Cozumel land that should be completed during the third quarter of 2000. The Company reported a provision for loss on the sale of land held for sale of approximately $6.2 million. The sale of the Cozumel property was done as the Company determined it would not proceed with a timeshare development at this site.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generates cash for operations primarily from the sale of Vacation Intervals, receipt of payments on the Vacation Interval receivables, and the receipt of service fees charged to members. With respect to the sale of Vacation Intervals, the Company generates cash from all-cash sales and from receipt of down payments on financed Vacation Interval sales.

     The Company generates cash through principal collected and interest income from financing Vacation Interval receivables generated through Vacation Interval sales. Additionally, the Company uses Vacation Interval receivables as collateral in order to obtain loans. At June 30, 2000, the Company had $68.1 million of Vacation Interval receivables of which approximately (i) 58% of all of the Vacation Interval receivables were U.S. or Canadian dollar denominated
(ii) 32% of all Vacation Interval receivables were denominated in UDI's, an obligation denominated in pesos which is adjusted for Mexican inflation, and
(iii) 10% of all Vacation Interval receivables were denominated in pesos.

     As of June 30, 2000 and December 31, 1999, the Company had outstanding $100 million of 13% Senior Notes due 2004. Under the FINOVA credit line ("FINOVA"), $22.1 million and $24.9 million was outstanding with approximate interest rates of 11.5% and 10.6% at June 30, 2000 and December 31, 1999, respectively. The Textron credit line had an outstanding balance of $9.4 million and $7.1 million with interest rates of 11.5% and 10.5% at June 30, 2000 and December 31, 1999, respectively. The Bancomer loan, which bears an interest rate of 12%, had an outstanding balance of $5.4 million and $6.8 million at June 30, 2000 and December 31, 1999, respectively. Financial Institution debt, which bore average interest rates of 10.6% and 9.6%, had outstanding balances of $4.6 million and $3.2 million at June 30, 2000 and December 31, 1999, respectively. Mortgages payable had an outstanding balance of $3.9 million and $3.4 million, with interest rates of 10.8% and 10.7% at June 30, 2000 and December 31, 1999, respectively.

     The Company's borrowing capacity under the FINOVA credit facility currently includes a $20 million accounts receivable based credit facility and a $16.5 million inventory based non-revolving line of credit; the combined credit facility provides an aggregate borrowing limit of $34 million. The Company's borrowing capacity under the Textron credit facility is $10 million. The Company estimates that based on Vacation Interval receivables not currently pledged, approximately $2.0 million at June 30, 2000 was available for borrowing under the credit facilities, $1.4 million and $0.6 million under the Finova and Textron lines of credit, respectively.

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

     To finance its growth strategy, in addition to accessing its lines of credit, the Company may from time to time consider issuing debt, equity or other securities, entering into traditional construction financing or credit agreements, entering into joint venture or development agreements with respect to its undeveloped property, or hypothecating additional Vacation Interval receivables. The Company is highly leveraged and, under the Indenture, there are limitations on the Company's ability to borrow funds and make certain equity investments. Additionally, the Company is required under the credit agreements to maintain certain financial covenants, including minimum equity levels. Accordingly, there can be no assurance that the Company will be able to use debt to finance any expansion plans beyond its plans to finance its current commitments.

     At June 30, 2000, the Company had an inventory of Vacation Interval weeks of 3,222 in Mexico and 1,397 in Canada. The Company's existing inventory in Mexico will provide it with approximately nine months of product available for sale. However, under the Cimarron agreement, Mexico will have available two-bedroom inventory from Cimarron Resorts to sell as Club Regina inventory. This will extend inventory availability in Mexico to over a year. In Canada, the existing inventory will provide it with approximately a year and a half of product available for sale based on historical sales levels. In the U.S., the Cimarron Resorts project will have access to 4,080 Vacation Interval weeks under stage one of the project development, management and sales agreement with the project owner. The Cimarron Resort Vacation Intervals will be available for sale in Mexico and the U.S. The Company plans to increase its Vacation Interval inventory through development of additional properties and making acquisitions in the short term, including developing the Teton Club joint venture, acquiring intervals under the Cimarron project development, management and sales agreement, developing its land in Los Cabos, and making acquisitions in Mexico, the United States and Canada.

     The Company believes that its current financial position plus borrowings available under the credit agreements will satisfy its currently planned 2000 capital expenditures of approximately $10.9 million. The 2000 planned expenditures include the development activities in Los Cabos and the purchase of Vacation Interval inventory in Whistler, British Columbia. The Los Cabos development will require project financing before development can proceed and the Company is negotiating for such financing with Mexican financial institutions. However, no commitment has been received from such institutions.

     At June 30, 2000, the Company is, and will continue to be, highly leveraged, with substantial debt service requirements. A significant portion of the Company's assets is pledged against existing borrowings. The Company has a shareholder's deficit, has incurred losses since its inception and expects to incur a net loss for fiscal 2000. To achieve profitable operations, the Company is dependent on a number of factors, including its ability to reduce its debt service requirements, to increase its Vacation Interval inventory through development projects and through the acquisition of existing resort properties, and its ability to continually sell Vacation Intervals on an economical basis, taking into account the cost of such intervals and related marketing and selling expenses. The Company expects that its existing credit capacity combined with additional credit capacity which must be negotiated during 2000 and 2001 will be required to enable the Company to meet its debt service obligations, including interest payments on its Senior Notes through the second quarter of 2001. The Company also expects to be able to fund capital requirements from anticipated capital project financings, which have not yet been negotiated. However, should the Company not be able to successfully negotiate additional credit capacity, there is no assurance that the Company would be able to meet all of its short-term debt service obligations. The Company has historically incurred debt and issued equity securities to fund negative cash flows from operating activities and to make the payments on previously incurred debt obligations.

     In the short-term, the Company is working to increase liquidity through hypothecation of its receivables. The Company anticipates it will need approximately $8.2 million in new working capital borrowings over the next 12 months. This will include expanding capacity under its current facilities and, if necessary, obtaining credit lines from new sources. During the next 12-month period, the working capital borrowing base, namely timeshare receivables, is projected to grow by approximately $12.0 million. Emphasis will be placed on the level of hypothecation of loans from Mexican buyers of Club Regina Vacation Intervals. These receivables are denominated in US dollars, Mexican pesos and Mexican UDI's. Currently the Company has a $10 million receivables hypothecation facility with Textron. The receivable pool, which provides the collateral for the Textron facility, is large enough to support a loan of approximately $20.5 million at the current Textron advance rate. The Company has begun discussions with Textron regarding the expansion of this credit facility to $15 or $20 million and anticipates that the facility will be expanded prior to the December 1st, 2000 and June 1st, 2001 Senior Notes interest payments.

     On a long-term basis, the Company has debt maturities of $21.5 million, $2.4 million, $0.2 million, $100.4 and $3.1 million in 2001, 2002, 2003, 2004 and thereafter, respectively. In order to meet obligations in the long-term, the Company will need to achieve profitable operations, reduce its high leverage position and expand its current credit facilities. Should the Company not achieve one or more of these requirements the Company's ability to continue to operate would be jeopardized.

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


                                            RAINTREE RESORTS INTERNATIONAL, INC.
                                      CR RESORTS CAPITAL, S.  DE  R.L.  DE  C.V.




Date August 10, 2000          By:         /s/ GEORGE E. ALDRICH
                                              George E. Aldrich
                                  Senior Vice President - Finance and Accounting
                                       (Principal Accounting Officer)

                                  EXHIBIT INDEX


  Exhibit No.           Description



     27.1        --   Financial Data Schedule