Form 10-K/A
period 1999-12-31
RAINTREE RESORTS INTERNATIONAL INC; CR RESORTS CAPITAL S DE R L DE C V
filed 2000-10-19
CIK 1058737, 1058736

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal year ended December 31, 1999.

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

     As of December 31, 1999, the Registrant had 10,766,300 shares of Common Stock outstanding and Warrants to purchase 2,369,962 shares of Common Stock.

     *CR Resorts Capital, S. de R.L. de C.V., a subsidiary of Raintree Resorts International, Inc., is a co-registrant, formed under the laws of the United Mexican States (Mexican tax identification number CRC 970811E5A).
                           -------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

     This report on Form 10-K includes 47 pages with the Index to Exhibits located on pages 43 to 46.


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

                                    BUSINESS

Overview

     Raintree is a developer, marketer and operator of luxury vacation ownership resorts in North America with resorts in Mexico, the United States, and Canada. The Company believes that by positioning itself in the luxury segment of the vacation ownership market and offering flexible ownership alternatives and membership benefits the Company is able to capitalize on the increasing acceptance of vacation ownership by high income consumers who desire larger and more luxurious vacation accommodations than generally available at upscale hotels. The Company offers weekly intervals that provide use by or ownership of weekly intervals ("Weekly Intervals"), at Club Regina Resorts and Whiski Jack Resorts and fractional fee simple property interests typically of two to five week periods ("Fractional Interests") at The Teton Club. The Company's resorts are located in popular beach, mountain and golf destinations, including Cancun, Los Cabos, Puerto Vallarta and Acapulco in Mexico, Whistler in British Columbia, Jackson Hole in Wyoming and as of May 2000, Cimarron Resorts in Palm Springs, California. The Company's future plans also include the development of a resort on ocean-front property it owns adjacent to its resort in Los Cabos as well as other locations in the United States, with focus primarily in the western regions of the United States. The Mexican resorts operate under the name "Club Regina" or the "Villa Vera" in Acapulco, the Whistler location operates under the name "Whiski Jack Resorts", the Jackson Hole resort is called "The Teton Club" and Cimarron Resorts is known as Club Regina Cimarron, a Palm Springs golf resort. Unless otherwise noted all resorts are referred to as "Raintree Resorts".

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

Growth Strategy

     The Company believes it can achieve significant growth internally and through an aggressive development and acquisition program. Key elements of this strategy include:

     Develop and Acquire Additional Resorts. The Company intends to concentrate its growth during the next two to three years in the development or acquisition of resort properties that will substantially increase the Company's revenues outside Mexico, while maintaining a strong supply of inventory for the "Raintree Vacation Club". Currently the Raintree Vacation Club includes Club Regina (including the Villa Vera and Club Regina Cimarron), Whiski Jack and The Teton Club. The Company intends to develop additional vacation ownership resorts, in the immediate future, primarily in the Western United States and Canada and then in other parts of North America. The Company's evaluation of resort development opportunities includes determination of the most desirable resort destinations in North America, the number of annual tourists, the availability of golf club memberships or preferred tee-times, property that is accessible to the resort area's primary activities such as skiing, availability of other amenities, including spas and luxury hotel type services and economic considerations. Where appropriate, the Company will seek attractive hotel operators to own and manage on-site hotels. In addition, the Company from time to time seeks opportunities to acquire vacation ownership companies and assets, including those with marketing and other programs which complement the Company's current operations throughout North America.

     Increase Sales of Vacation Intervals. The Company plans to increase the rate of sales of Vacation Intervals through (i) increasing the number of sales locations as the Company expands and (ii) increasing the effectiveness of the marketing initiatives described above by increasing the use of marketing channels such as travel agents, real estate agents, ecological and wildlife based theme stores, domestic and international print media, cross-selling opportunities of additional Vacation Intervals and upgrades to existing owners and the world-wide web. As the number of Raintree Resorts increases and allows Members access to more of those properties, the Company believes that the resultant flexibility of its product will make its Vacation Intervals more attractive.

The Product

     The Company believes that by selling a membership it has created a product that provides members with an attractive range of vacation planning choices and value which, according to Lodging Magazine, is not generally available in connection with traditional vacation ownership products. The Company's memberships include Weekly Interval memberships ("Weekly Memberships"), and Fractional Interest memberships ("Fractional Memberships") in one or more
Raintree Vacation Clubs. See "Overview" for a discussion of the benefits available to Weekly Memberships and Fractional ownership.

     The Raintree Vacation Club will establish a multiresort network together with related services for the purpose of providing its members the privilege of reserving the use of accommodations and related facilities of resorts affiliated with the Raintree Vacation Club, and providing access to other benefits that the Raintree Vacation Club may provide from time to time. The exchange among members will be based on factors such as resorts location, quality, size of unit and seasonal demand.

     Weekly Memberships. Weekly Memberships at the Club Regina Resorts allow its Members to stay at any Resort in Cancun, Los Cabos, Puerto Vallarta, Acapulco and Palm Springs. Weekly Memberships at Whiski Jack Resorts are sold as a deeded interest in a specific unit for a specific week. Weekly Memberships range in price from approximately $6,500 for a studio unit with a maximum occupancy of two, approximately $7,500 to $34,500 for a one-bedroom unit with a maximum occupancy of four, and approximately $8,000 to $32,000 for a two-bedroom unit with a maximum occupancy of six. Each one- and two-bedroom unit contains a separate living room and kitchen area.

     Weekly Intervals at the Club Regina Resorts can be purchased for any one of three seasons: Holiday, Prime and Select. Holiday Weekly Intervals allow Members to use the resorts during any time of the year including the five weeks of highest demand. Prime Weekly Intervals allow Members to use the Club Regina Resorts during any time of the year except the five weeks of highest demand, while Select Weekly Intervals allow Members to use these resorts during 17 weeks of traditionally lower demand. Weekly Intervals at the Club Regina Resorts are sold under the Company's flexible "floating time," "floating unit," and "floating location" program. This program allows a Member to use his or her Weekly Interval at any time during the season to which it relates, or any less expensive season at any Club Regina Resort. In addition, depending on the type of Weekly Interval purchased, the program gives a Club Regina Resorts Member the flexibility to: (i) elect the time of year to vacation at the Club Regina

Resorts, (ii) stay at the Club Regina Resorts at different times during a single year by dividing such Member's week-long Weekly Interval into more than one segment, (iii) increase the number of weeks that such Member is entitled to stay at the Club Regina Resorts by dividing such Member's unit into smaller units, and (iv) buy an annual or bi-annual Weekly Interval. Furthermore, Members may divide their Weekly Intervals into three split-week segments and thereby spend a portion of a week at a resort at one time and the other two portions at the same or other resorts at other times. Finally, Club Regina Resorts Members with Weekly Intervals for one- and two-bedroom units can divide their Weekly Intervals and use a single module within any such unit over two weeks. For example, under this program, subject to availability, a Member that purchased a two-bedroom unit could divide that unit into six different split week stays (three in one-bedroom accommodations and three in studio accommodations) over the year. Members who are at least 55 years old have the option, subject to availability, to accelerate the use of their Weekly Interval up to one extra week during the "Prime" season or two extra weeks during the "Select" season so long as such Members pay an additional service fee for each year that is accelerated. In addition, Members of Raintree Vacation Clubs also benefit from the Company's participation in the vacation interval exchange network operated by Resort Condominiums International, Inc. ("RCI"), the world's largest vacation interval exchange organization with approximately 2.2 million vacation interval owners as members. Membership in RCI entitles Members, subject to availability, to exchange their Weekly Intervals for occupancy at any of the approximately 3,100 other resorts participating in the RCI network. At Whistler, British Columbia, the Company sells a deeded interest to Weekly Interval purchasers. The deeded interests are marketed and generally sold in single week increments. The average price per Weekly Interval sold in 1999 is $12,368. The Company has investigated the design and regulatory implications of integrating buyers of Weekly Intervals in Whistler into the vacation ownership club to which Club Regina Resort members belong, and has temporarily postponed such integration.

     The Company sells its Vacation Intervals at Club Regina Resorts under a right-to-use membership entitling owners to a 50-year contractual right to use Vacation Interval units, as permitted under Mexican law or a deeded, fee simple interest in the Cimarron Resorts in Palm Springs, California. The right to use includes the right to participate either in (i) an extension of the contractual right to use if practicable under Mexican law or (ii) the proceeds from the sale of the Los Cabos, Cancun, Puerto Vallarta and Acapulco Resorts in 2047.

     Fractional Memberships. The Company's first vacation ownership resort featuring Fractional Memberships (See "Overview" for a discussion of Fractional Interests) is The Teton Club in Jackson Hole, Wyoming. The sales office for The Teton Club opened in January 1999 and ground-breaking occurred in May 1999 with completion expected by late 2000. Fractional Memberships are marketed and sold in two to five week periods and currently range from approximately $48,000 to over $320,000 depending upon the amount of time, season and size of unit. The average reservation per membership to date is approximately $110,000. Reservations totaling approximately $23 million, approximately 33% of total sales value or 38% of Fractional Memberships available for sale with an average price per week of $34,372, have been received through June 2000. The Company intends to allow owners of Fractional Memberships to use other Raintree Resorts on an as available basis. The Teton Club features fully furnished two- or three-bedroom units and includes memberships in The Teton Pines Country Club. Additionally, Fractional Memberships will allow a member to use his or her Fractional Interest as an interval at any time during the year, subject to availability and seasonal concentration restrictions. All units offering Fractional Memberships will feature luxury amenities such as steam showers and spa tubs; stone fireplaces; vaulted or high ceilings; and fully equipped kitchens. In addition, the Company intends to allow these members to use the Company's resorts containing Weekly Intervals as a part of the Company's plan to integrate the availability of resorts and the type of vacation experience desired by Members through the Raintree Vacation Club. Members of other Raintree Resorts will be able to use the Teton Club when Fractional Membership owners make such use available through the Raintree Vacation Club.

Sales and Marketing

     The Company employs a variety of programs to market its Weekly Intervals and Fractional Memberships. For example, the Club Regina Resorts are located on properties shared with or co-located (a hotel located adjacent to our property and with which we share some facilities) luxury hotels that generally provide the Company with a steady source of high quality lead-generation. In addition, the Company has designed and implemented innovative marketing initiatives to attract affluent buyers of vacation intervals. These marketing venues include: promotional programs such as telemarketing, discount vacation packages; advantage points associated with airport shopping or auto rental; and off-site sales offices. In addition, the Company owns contemporary retail "theme stores" that offer high-end products associated with ecological consciousness, wildlife conservation, photography, art and local culture and plans to expand this community-oriented marketing venue because patrons of the theme stores tend to match the profiles of Members. All of these marketing venues are designed to create sales leads which are given to the Company's professionally trained sales representatives. The Company also markets directly to existing Members in terms of offering larger units (e.g. one bedroom to two bedroom) or additional weeks (e.g. add a week in a different season) or Fractional Interests. As a part of the services provided to Members, the Company offers financing to buyers of Weekly Intervals. The Company encourages larger down-payments (at least 15%) than industry standards on its Weekly Intervals to increase the quality of the pool of the Company's receivables ("Vacation Interval receivables").

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

Customer Financing

     Since an important part of the Company's sales strategy is the affordability of Vacation Intervals, the Company believes that it will be required to continue to finance a significant portion of its sales of such
Vacation Intervals. The Company has historically provided financing for approximately 67% of its Vacation Interval buyers and approximately 33% of all Vacation Interval buyers either pay cash at or within 60 days of closing. Prior to its purchase by the Company, Whiski Jack only provided third party sources of financing to its' Owners; however, the Company has begun providing in-house financing to such purchasers. Sales of Fractional Interests will generally continue to be financed by conventional financial or banking institutions. Buyers who finance through the Company are required to make an adequate down payment and pay the balance of the purchase price over one to 10 years. Interest rates on in-house financings are substantially all at fixed rates. For each of the year ended December 31, 1999 and the six months ended June 30, 2000, the average down payment on a financed Vacation Interval was approximately 17% of its purchase price.

     Due to its ownership of Vacation Interval receivables, the Company bears the risk of purchaser default. The Company's practice has been to continue to accrue interest on its loans to purchasers of Vacation Intervals until such loans are deemed to be uncollectible, at which point it expenses the interest accrued on such loan, terminates the underlying conditional sale agreement and returns the Vacation Interval to the Company's inventory for resale. The Company closely monitors its loan accounts and determines whether to foreclose on a case-by-case basis. The default rate in 1999 was 8%. Once a receivable is 240 days past due the Company writes off the Vacation Interval receivable.

     At December 31, l999 and June 30, 2000, the Company had a portfolio of approximately 8,300 and 9,188, respectively, Vacation Interval receivables amounting to approximately $64 million and $68 million, respectively, in outstanding principal amount, with a weighted average maturity of approximately five years in both periods. The following presents by currency the percent Vacation Interval receivables and the weighted average interest rate.



                                                At December 31, l999               At June 30, 2000
                                            -----------------------------    ------------------------------
                                                               Weighted                        Weighted
                                                               Average                          Average
                                                               Interest                         Interest
    Contract Currency Denomination            Amount %           Rate          Amount %           Rate
    ------------------------------------    -------------     -----------    -------------    -------------
        U.S. Dollars                            53%             15.0%            52%             15.0%
        Mexican UDI                             31%              8.3%            32%              8.4%
        Mexican Pesos                            9%             22.6%            10%             22.5%
        Canadian Dollars                         7%             14.0%             6%             14.1%


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

Flexible Membership Programs

     Each of the Club Regina Resorts has been rated "Gold Crown" by RCI (a rating given to the top 10% of all vacation interval resorts), thus giving Members with Weekly Intervals at those resorts superior interval exchange opportunities. In a 1995 study sponsored by the Alliance for Timeshare Excellence and ARDA (American Resort

Development Association), the exchange opportunity was cited by purchasers of weekly intervals as one of the most significant factors in determining whether to purchase a vacation ownership interval. This is particularly true given most weekly interval owners' propensity to travel. According to RCI, its members in the United States engage in an average of 25.7 personal travel days per year and an average of 6.2 domestic trips per year with an average duration of 4.2 days. Members in an interval exchange program are typically allowed to exchange one or more years of their vacation interval for an occupancy right in another participating resort, based upon availability and the payment of a variable exchange fee. A member may exchange his vacation interval for an occupancy right in another participating resort by listing the vacation interval as available with the exchange organization and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the member desires to travel, the size of the unit desired and the period during which occupancy is desired. Interval exchange programs usually assign a rating to each listed interval, based upon a number of factors, including the location and size of the unit, the quality of the resort and the period during which the interval is available, and attempts to satisfy the exchange request by providing an occupancy right in another interval with a similar rating. If an interval exchange program is unable to meet the member's initial request, it suggests alternative resorts based on availability.

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


                       Resort Properties Under Management

                                                    Units(1)
                                             --------------------
                                    Date                              Total
Club Regina                        Opened    Current    Planned(2)    Units
-----------                        ------    -------     --------    --------
     Los Cabos..................     1/94      130        134 (3)      264
        Puerto Vallarta.........     6/92      204         --          204
        Cancun..................     3/91       69         --           69
        Acapulco................    10/98       59 (4)     28           87
        Palm Springs............     7/00       40        202          242
     Whiski Jack
        Whistler, B.C...........     (5)       178         36 (6)      214
                                               ---        ---          ---
           Total................               640        198          838
                                               ===        ===          ===
     The Teton Club
        Jackson Hole, Wyoming...                           37           37
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




                                                  Developed Vacation Interval Weeks Inventory

                                  December 31, 1999                                         June 30, 2000
                  ------------------------------------------------     -----------------------------------------------------
                              Weeks               %           %                  Weeks                   %            %
                  --------------------------                           --------------------------
                   Available    Remaining      Sold     Remaining        Available     Remaining        Sold      Remaining
                  -----------  -----------     ----    -----------     ------------   -----------       ----     -----------
Club Regina (1)     24,024        5,241        78%         22%             24,024        3,222           87%          13%
Whiski Jack          9,078          548        94%          6%             10,149        1,397           86%          14%
Teton Club (2)          --           --        --%         --%                 --           --           --%          --%

     _____________
(1) Club Regina Cimarron provided 2,040 Vacation Interval weeks when stage 1 was completed in July 2000. If this inventory was included at June 30, 2000 it would have increased the percentage remaining to 17%.
(2) In the United States, The Teton Club will provide 1,776 Vacation Interval weeks when completed in October 2000 .

                                                     Weekly Intervals Sold/Average Price

                                                             Year Ended December 31,                            Six Months Ended
                   -----------------------------------------------------------------------------------------         June 30,
                         1995               1996             1997              1998               1999                 2000
                   ----------------  ----------------  ----------------  ----------------  -----------------   -----------------
  Weekly           # Sold    Price   # Sold    Price   # Sold    Price   # Sold    Price   # Sold    Price      # Sold    Price
  ------           ------   -------  ------   -------  ------   -------  ------   -------  ------   --------    ------   --------
  Club Regina (1)    2,289   $10,941   2,508   $14,859   3,623   $14,163   3,563   $14,287   3,772   $13,520      2,359   $13,233
  Whiski Jack (2)                                                            533   $10,668     957   $12,368        330   $12,333

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

     Puerto  Vallarta.  The Club Regina  Resort at Puerto  Vallarta  has offered
Weekly Memberships since it began operating. This Raintree Resort was inaugurated in June 1992 on a 21-acre site in the Marina Vallarta master-planned resort in Puerto Vallarta. Architect Javier Sordo Madaleno designed the resort and the co-located Westin Hotel within the framework of Puerto Vallarta's architectural tradition. The total accommodations in the Raintree Resort in Puerto Vallarta consist of 161 one-bedroom and 42 two-bedroom vacation ownership units. All of these facilities are distributed along an 875-foot beach facing the Pacific Ocean.

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

     The Company also owns approximately nine acres immediately adjacent to the Westin Regina Hotel on the west side ("Cabo West") which it acquired in 1998. The Company plans to develop Cabo West with approximately 100 two and three-bedroom units and a possible hotel. The development of Cabo West is expected to commence within the next 12 months subject to availability of financing on terms that it believes are economic. The Company is negotiating such financing with Mexican financial institutions, but it has not received a commitment from any institution. The Company has future plans to construct approximately 20 additional two-bedroom units, for 1,040 annual Weekly Intervals, on a property the Company owns adjacent to the east side of the Club Regina Resort at Los Cabos ("Cabo East"). The Company has not set a date as to the development of Cabo East at this time, and development will also be dependent on financing. There can be no assurance that such development will occur or that the number of Weekly Intervals added to the Company's inventory from such development will equal what is presently contemplated.

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

     Palm Springs. The Club Regina Cimarron at Palm Springs, California consists of approximately 37 acres of land adjacent to two 18-hole golf courses developed and managed by OB Sports of Seattle, Washington and when fully developed will consist of 242 two-bedroom condominium units or 12,342 weekly intervals. The units encircle a large, desert-landscaped courtyard with a poll, a spa and barbeques. Gold Crown amenities include the championship golf course and a par-56 short course. The clubhouse holds a full-service restaurant, a pro-shop, and a preview center for the vacation ownership villas. Club Regina Cimarron is foremost a golfer's resort, allowing owners to book eight tee times up to 10 months in advance of their stay. Golfers also get a discount of 55 percent off greens fees while staying at the resort, as well as discounts at OB Sports' other courses.

     The Company purchases Vacation Intervals from the project owner, a Canadian developer, as they are sold by the Company to Vacation Interval purchasers or are acquired for Company inventory purposes. Also, the Company will provide development management for project construction. Forty of such units were completed in July 2000. A commitment for a development loan by Textron has been received by the project owner for the development of the second 40 two-bedroom units and this construction is expected to begin during late 2000. The Company has the option to extend its agreement for the next construction stage consisting of 36 units no later than December 31, 2002 and it may thereafter exercise its option in succeeding stages of 42, 44 and 40 units on or before March 31, 2004, June 30, 2005 and September 30, 2006, respectively.

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

Teton Club

     Jackson Hole, Wyoming. The Raintree Resorts in the United States currently consists of one resort under development in Wyoming. The Company has entered into a partnership agreement with Jackson Hole Ski Corporation ("JHSC"), the owner and developer of the Teton Village ski area near Jackson Hole, Wyoming, through which the Company is developing The Teton Club containing 37 two- and three-bedroom units. The Teton Club is offering a deeded interest in the real estate in two or five week intervals and upon sell-out will consist of approximately 590 memberships. Membership in Teton Pines Country Club while in residence at The Teton Club and ski privileges are included in the membership.

Certain Matters Regarding Formation of the Company

     Operating Agreements. As of August 18, 1997, the Company and an affiliate of Starwood Lodging Corporation ("Starwood") entered into an Operating Agreement for each of the then existing resorts in Cancun, Puerto Vallarta and Los Cabos ("Initial Resorts") and each co-located Westin Hotel, establishing the day-to-day operating relationship between the Westin Hotels and the Initial Resorts, including operating standards, plans, budgets, allocation of services, expansion and construction of additional facilities, and allocation of labor and other expenses. Each Operating Agreement runs with the property and is binding on any future owners of any Westin Hotel or Initial Resort. Each Operating Agreement provides that the applicable Initial Resort/Westin Hotel must be operated as a "first class" resort and establishes a procedure by which a joint operating plan and budget will be maintained by Starwood and the Company for the applicable resort. Additionally, Starwood must provide the same services to each Initial Resort as it provides to the adjacent Westin Hotel and additional services may be contracted for, subject to the first class standard and appropriate allocation of costs between the applicable Westin Hotel and Initial Resort. Each Operating Agreement prohibits the applicable Initial Resort from renting, selling or marketing any units on a transient basis except with respect to: (i) the provision of complimentary accommodations to prospective members that participate in marketing presentations arranged by such resort, (ii) the rental of units to wholesalers specifically targeting potential purchasers,
(iii) the rental of units to persons accompanied by respective Members, and (iv) the rental of units to vacation ownership operators experiencing overflow in their facilities. If any Initial Resort rents or sells a unit on a transient basis not described above, then the Company will be subject to significant penalties including treble damages for lost income, and opportunity plus a first time fine of $25,000 and $100,000 thereafter. Starwood currently rents 40 rooms at Los Cabos and the Company has rented the "Pink Tower" of the Westin Regina at Cancun.

     Asset Management Agreement. In connection with Starwood's purchase of the Westin Hotels from the Company on August 18, 1997, the Company and Starwood entered into an Asset Management Agreement, which has a term of 50 years. The agreement terminates in August 2047 unless otherwise extended for an additional 50 years by the Company. Pursuant to this agreement, the Company retained an interest in the net cash flows of the Westin Hotels equal to 20% of the net cash flow of the Westin Hotels in excess of approximately $18.5 million per year (the "Base Amount"). After December 31, 2000, the Base Amount will decrease pursuant to a formula. The Company began recognizing revenue from the Asset Management Agreement in 1999, which amounted to $275,000 based on 4 1/2 months in 1997 and 1998. The Company is also entitled to 20% of the net sale proceeds of the Westin Hotels subject to the priority return to Starwood upon a sale.

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

     The Mexican Ministry of Tourism (Secretaria de Turismo) is the principal regulator of the Company's activities in the tourism services area. The Company believes that it has obtained from the Mexican Ministry of Tourism, and registered in the Mexican National Tourism Registry, all material permits required for the operation of the Club Regina Resorts. In order to maintain registration under the Mexican National Tourism Registry, services such as restaurants and bars must be provided at the Club Regina Resorts. The Company expects to cause these services to be rendered by Starwood and Westin pursuant to the Operating Agreements. See "Certain Considerations - Recent Acquisition; Lack of Prior Operating History." The Company also believes that it is in material compliance with all federal, state, local and foreign laws and regulations to which it and its Weekly Intervals marketing and sale activities are or may be subject. However, no assurance can be given that the cost of qualifying under weekly interval ownership regulations in all jurisdictions in which the Company desires to conduct sales will not be significant. Any failure to comply with applicable laws or regulations could have a material adverse effect on the Company.

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

Risk Factors

     Managing Inventory. Our business depends, in part, on properly managing Vacation Interval inventory of ownership interests to sell. If we hold excessive inventory, the carrying costs of that inventory may adversely affect our business, results of operations and financial results. Conversely, we may also be adversely affected by holding insufficient inventory and thereby lose sales that we might have otherwise made. In some locations we have had limited inventory. At Club Regina, our remaining developed Vacation Intervals inventory at December 31, 1999 was 5,241 weeks or 22% of the total weeks available and at June 30, 2000 was 3,222 weeks or 13%. Including the Vacation Interval inventory to be made available for sale by Club Regina in July 2000, under the Cimarron Resorts project development, management and sales agreement the remaining Vacation Interval inventory of total weeks at Club Regina would have been 17% at June 30, 2000. In Whistler, the Whiski Jack Resorts has very limited inventory that it owns and generally acquires units or ownership interests from individual owners to re-sell as market demand dictates. At Whiski Jack the remaining developed Vacation Interval inventory at December 31, 1999 was 548 weeks or 6% of the total weeks available and at June 30, 2000 was 1,397 weeks or 14%. (The increase was due to the acquisition of additional inventory.) There can be no assurance that the Company will be able to implement its internal growth and acquisition strategy successfully and thereby increase its inventory of Vacation Intervals. If the Company is unable to acquire or develop additional inventory, or if we acquire too much inventory the Company's business, results of operations, and financial condition could be materially adversely affected.

     Substantial Leverage and Ability to Service Debt. The Company is, and will continue to be, highly leveraged, with substantial debt service in addition to operating expenses and planned capital expenditures. The Company's level of indebtedness will have several important effects on its future operations, and could have important consequences to the holders of the Company's common stock, including, without limitation, (i) the Company has historically incurred debt and issued equity securities to fund negative cash flow from operating activities and to make the payments on previously incurred debt obligations,
(ii) covenants contained in the indenture governing the Senior Notes (the "Indenture") and the loans and credit agreements with Bancomer, FINOVA, and Textron will require the Company to meet certain financial tests, and other restrictions will limit its ability to pay dividends, borrow additional funds or to dispose of assets, and may effect the Company's flexibility in planning for, and reacting to, changes in its business, including possible acquisition activities, (iii) the Company's leveraged position will substantially increase its vulnerability to adverse changes in general economic, industry and competitive conditions, (iv) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited, and (v) in the event of a change of control of the Company, the Company may be required to purchase all of the outstanding Senior Notes at 101% of the principal amount, as the case may be, of the Senior Notes plus any accrued and unpaid interest thereon, and Additional Interest (as defined in the Indenture), if any, to the date of purchase. The exercise by the holders of the Senior Notes of their rights to require the Company to offer to purchase Senior Notes upon a change of control could also cause a default under other indebtedness of the Company, even if the change of control itself does not, because of the financial effect of such purchase on the Company. Additionally, our leveraged position will substantially increase our vulnerability to adverse changes in general economic, industry and competitive conditions. Due to the Company's weak financial condition, such adverse changes would raise costs or lower revenue, be hard to mitigate and quickly have an adverse effect on our business. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt, it may be required, among other things to seek additional financing in the debt or equity markets, to refinance or restructure all or a portion of its indebtedness, including the Senior Notes, to sell selected assets, or to reduce or delay planned capital expenditures.

     At December 31, 1999, the Company had outstanding $100 million of 13% Senior Notes due 2004, $24.9 million outstanding under the FINOVA credit line ("FINOVA"), which at year-end bears interest at 10.6%, $7.1 million outstanding under the Textron credit line, which at year-end bears interest at 10.5%, $6.8 million outstanding under the Bancomer loan, which at year end-end bears interest at 12%, $3.4 million of bank debt and other debt bearing interest ranging from 8.3% to 14.5%, and $0.3 million mortgage notes payable to a bank that at year-end bore an average interest rate of 8.5%. Approximately $19.6 million, $8.2 million, $6.8 million, $4.2 million, $103.0 million and $3.1 million of the outstanding debt which has stated repayment amounts is due in 2000, 2001, 2002, 2003, 2004 and there-after, respectively. In addition to such debt, the Company has $5.1 million of Pay-in-Kind Preferred Stock and $578,000 of 10% Convertible Preferred Stock outstanding at December 31, 1999. The Pay-in-Kind Preferred Stock is redeemable at any time before December 1, 2004, at which time the redemption is mandatory. The 10% Convertible Preferred Stock was fully redeemed during January and February 2000. With the exception of the $6.5 million semi-annual interest payments due June 1 and December 1 on the Senior Notes, interest is paid monthly on all debt obligations of the Company. At December 31, 1999 the Company had $1.1 million of accrued and unpaid interest on Senior Notes.

     At June 30, 2000, the Company had outstanding $100 million of 13% Senior Notes due 2004, $22.1 million outstanding under the FINOVA credit line ("FINOVA"), which at period end bears interest at 11.5%, $9.4 million outstanding under the Textron credit line, which at period end bears interest at 11.5%, $5.3 million outstanding under the Bancomer loan, which at year end-end bears interest at 12%, $8.5 million of other debt bearing interest averaging 10.5%.

     In the short-term from June 2000, the Company is working to increase liquidity through hypothecation of its receivables. The Company anticipates it will need approximately $8.2 million in new working capital borrowings over the next 12 months. This will include expanding capacity under its current facilities and, if necessary, obtaining credit lines from new sources. During the next 12-month period, the working capital borrowing base, namely timeshare receivables, is projected to grow by approximately $12.0 million. Emphasis will be placed on the level of hypothecation of loans from Mexican buyers of Club Regina Vacation Intervals. These receivables are denominated in US dollars, Mexican pesos and Mexican UDI's. Currently the Company has a $10 million receivables hypothecation facility with Textron. The receivable pool, which provides the collateral for the Textron facility, is large enough to support a credit facility of almost $20.5 million at a loan value ratio of 82.5%. The Company has begun discussions with Textron regarding the expansion of this credit facility to $15 or $20 million and anticipates that the facility will be expanded prior to the December 1st, 2000 and June 1st, 2001 Senior Notes interest payments.

     The Company is highly leveraged and, under the Indenture, there are limitations on the Company's ability to borrow funds and make certain equity investments. Additionally, the Company is required under the credit agreements to maintain certain financial covenants, including minimum equity levels. Accordingly, there can be no assurance that the Company will be able to expand its current credit facility.

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

     Development and Construction Risks. The Company intends to construct, redevelop, convert and expand additional resorts. There can be no assurance that the Company will complete the expansion plans set forth in "Business - The Raintree Resorts" and "Business - Growth Strategy" or undertake to develop other resorts or complete such development if undertaken. Risks associated with the Company's development, construction and redevelopment/conversion activities may include the risks that: (i) acquisition and/or development opportunities may be abandoned; (ii) construction costs of a property may exceed original estimates, possibly making the resort uneconomical or unprofitable; (iii) sales of Vacation Intervals at a newly completed property may be insufficient to make the property profitable; (iv) financing may not be available on favorable terms for the development of, or the continued sales of Vacation Intervals at, a property; (v) construction may not be completed on schedule, resulting in decreased revenues and increased interest expense and (vi) borrowing capacity may be limited by the Company's existing indebtedness. In addition, the Company's construction activities will typically be performed by third-party contractors, the timing, quality and completion of which the Company will be unable to control.
Furthermore, construction claims may be asserted against the Company for construction defects and such claims may give rise to liabilities. New development activities, regardless of whether they are ultimately successful, typically require a substantial portion of management's time and attention. Development activities are also subject to risks relating to the Company's inability to: (i) obtain, or avoid delays in obtaining, all necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, (ii) coordinate construction activities with the process of obtaining such permits and authorizations, and (iii) obtain the financing necessary to complete the necessary acquisition, construction, and/or conversion work. In addition, local laws may impose liability on property developers with respect to construction defects discovered, or repairs made by future owners of such property. Pursuant to such laws, future owners may recover from the Company amounts in connection with any repairs made to the developed property. Finally, to the extent the Company elects to develop properties adjacent to luxury hotels to provide Members with service offered to guests of such hotels, the Company will need to negotiate the terms by which such hotels would provide services to the Company and to the Members. There can be no assurance that the Company will be able to negotiate such terms on a basis that is favorable to the Company.

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

     Exchange Rates. The value of the peso has been subject to significant fluctuations with respect to the U.S. dollar in the past and may be subject to significant fluctuations in the future. The peso has experienced significant fluctuations in short time periods including a major decline in March 1994 (following the assassination of a leading candidate in Mexico's presidential elections) of that year. Between January 1, 1995 and December 31, 1999, the Mexican peso depreciated an additional 80.3% to Ps. 9.5 per U.S. dollar at December 31, 1999 and fluctuated from a high, relative to the U.S. dollar, of Ps. 5.27 to a low, relative to the U.S. dollar, of Ps.10.6. No assurance can be given that the peso will not further depreciate in value relative to the U.S. dollar in the future.

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

---------
(1)Average excha nge rates represent the annual average of the daily free exchange rates.

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

     Sales Volume Risks. The Company depends on sales leads generated from guests of its hotels located adjacent to some of our properties and with which we share some facilities, other local offices, theme stores, real estate agents and off-site offices. With respect to off-site offices, as the number of potential customers in the geographic area of a sales office who have attended a sales presentation increases, the Company may have increasing difficulty in attracting additional potential customers to a sales presentation at that office, and it may become increasingly difficult for the Company to maintain current sales levels at its existing sales offices. Accordingly, the Company anticipates that a substantial portion of its future sales growth will depend on opening additional off-site sales offices which may be subject to local taxes and compliance with additional registration and other requirements. There can be no assurance, however, that sales from existing or new off-site sales offices will meet the Company's expectations. If the Company does not open additional sales offices or if existing or new sales offices do not perform as expected, the Company's business, results of operations and financial condition could be materially adversely affected.

     Geographic Concentration in Mexico; Concentration of Customers in North America. Until July 1998, the Company only sold Vacation Intervals in Mexico and during 1999, approximately 42% of the Company's revenues are from sales to Mexican nationals. At December 31, 1999 approximately 34% of Members resided in Mexico. The Company intends to continue to sell Vacation Intervals in Mexico and to initiate registration to permit sales in selected locations in the United States. Since most of the Company's sales offices are currently located in Mexico, any economic downturn in Mexico could have a disproportionate material adverse effect on the Company's business, results of operations and financial condition. Also, at December 31, 1999, approximately 66% of the Company's Members resided in the United States or Canada, and as a result, the Company may be vulnerable to downturns in the U.S. and Canadian economies as well. Additionally, at December 31, 1999 four of the Company's six resorts are located in Mexico.

     Competition. The Company is subject to significant competition from other entities engaged in the business of resort development, sales and operation, including vacation interval ownership, condominiums, hotels and motels. Some of the world's most recognized lodging, hospitality and entertainment companies have begun to develop and sell vacation intervals in resort properties. Major companies that now operate vacation ownership resorts properties include Marriott International, Inc., The Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels & Resorts, Inc., and Westin. In addition, other publicly-traded companies in the vacation ownership industry, such as Sunterra Resorts, Inc., Trendwest Resorts, Inc., Bluegreen Corp., and SilverLeaf, Inc. currently compete, or may compete, with the Company. The Company believes that the fractional interest segment of the vacation ownership market is highly fragmented and, although no major company competitors exist, includes such competitors as Franz Klammer Lodge in Telluride, Resort Quest International, Inc., a company specializing in vacation home rentals and America Skiing Corporation, which sell one-quarter share interests in vacation homes at certain of its ski locations. Many of these entities possess significantly greater financial, marketing and other resources than those of the Company. Management believes that recent and potential future consolidation in the vacation interval industry will increase industry competition.

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

Employees

     At December 31, 1999, the Company employed 401 full-time and 47 part-time persons, with 261 persons in Mexico, 175 persons in Canada and 12 persons in the United States and utilized 890 contract persons primarily as independent sales agents in Mexico. At June 30, 2000, the Company employed 386 full-time and 107 part-time persons, with 242 persons in Mexico, 184 persons in Canada and 67 persons in the United States and utilized 890 contract persons primarily as independent sales agents, 175 persons in Canada and 12 persons in the United States and utilized 851 contract persons primarily as independent sales agents in Mexico. The Company believes employee relations are good.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

Part II

ITEM 5 - MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common equity has not been registered pursuant to Section 12(b) of the Act and is not traded. At December 31, 1999 and September 23, 2000, the Company had 51 and 52 common stock shareholders, respectively.

Dividend Policy

     The Company has never paid cash dividends on its common stock. The Company anticipates it will retain all of its future earnings, if any, for use in the expansion and operation of its business and the Company does not anticipate paying cash dividends in the foreseeable future. In addition, the Senior Notes Indenture may restrict or prohibit the payment of dividends by Raintree.

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

                                                  Summarized Historical Financial Data

                                                   Vacation Ownership Segment
                                                 of Predecessor Business  (1) (2)                      Company
                                              ------------------------------------      ------------------------------------
                                                                         Seven and
                                                    (Unaudited)          1/2 months
                                             Years Ended December 31,      Ended              Years Ended December 31,
                                              ----------------------     August 17,     ------------------------------------
                                                1995          1996          1997         1997(4)        1998          1999
                                              --------      --------      --------      --------      --------      --------
Historical Income Statement Data:                              (in thousands except share and per share data)
Vacation ownership revenues:
Vacation Interval sales ....................  $ 25,034      $ 37,263      $ 31,479
   Less amounts deferred ...................   (24,461)      (36,435)      (30,653)
   Plus amounts recognized .................     1,131         2,039         1,650
                                              --------      --------      --------
     Total Vacation Interval revenue .......     1,704         2,867         2,476      $ 18,098      $ 56,508      $ 62,749
Rental and service fee income ..............     4,105         5,497         7,021         3,896         8,926         8,888
Interest income on Vacation Interval
     receivables ...........................     1,839         3,294         3,277         1,557         5,848         7,252
Other income ...............................       690           760         1,329         2,153         2,701         2,514
                                              --------      --------      --------      --------      --------      --------
Total vacation ownership revenues...........     8,338        12,418        14,103        25,704        73,983        81,403
Costs and operating expenses
   Cost of Vacation Interval sales .........                                               4,569        13,161        17,007
   Provision for doubtful accounts .........                                               2,318         4,450         5,242
Advertising, sales and marketing
   Commissions paid ........................     4,919         7,108         5,512
     Less amount deferred ..................    (4,824)       (5,807)       (5,413)
     Plus amount recognized ................       178           303           313
   Advertising, sales and marketing ........     4,128         3,829         4,899
                                              --------      --------      --------
     Total advertising, sales and marketing.     4,401         5,433         5,311         8,576        23,874        29,343
   Maintenance and energy ..................     3,183         3,798         4,669         1,938         8,013        11,387
   General and administrative ..............     6,637        5,400          4,504         5,417        11,463        10,888
   Depreciation (3).........................        --            --            --            49           620           973
   Amortization of goodwill ................        --            --            --            --         2,885         1,606
                                              --------      --------      --------      --------      --------      --------
Total costs and operating expenses..........    14,221        14,631        14,484        22,867        64,466        76,446
                                              --------      --------      --------      --------      --------      --------
Operating income (loss) from vacation
   ownership operations ....................    (5,883)       (2,213)         (381)        2,837         9,517         4,957
   Interest expense, net ...................     3,884         3,108         2,827         3,931        14,947        17,958
   Equity in losses on equity investments           --            --            --            --            25           352
   Foreign currency exchange (gains) losses,
     net ...................................     2,464          (351)           74         1,333         4,274          (801)
                                              --------      --------      --------      --------      --------      --------
Loss from vacation ownership
   operations before provision for taxes ...   (12,231)       (4,970)       (3,282)       (2,427)       (9,729)      (12,552)
   Foreign income and asset taxes...........     3,356         3,312         1,756           909           672           709
                                              --------      --------      --------      --------      --------      --------
Net loss from vacation ownership operations
   before preferred stock dividend .........   (15,587)       (8,282)       (5,038)       (3,336)      (10,401)      (13,261)
                                              --------      --------      --------      --------      --------      --------
Preferred stock dividends...................        --           --             --           232           711           675
                                              --------      --------      --------      --------      --------      --------

Net loss attributable to common shareholders  $(15,587)     $ (8,282)     $ (5,038)     $ (3,568)     $(11,112)     $(13,936)
                                              ========      ========      ========      ========      ========      ========

Net loss from operations per share .........                                            $  (0.40)     $   (.88)     $  (1.10)
                                                                                        ========      ========      ========

Basic and diluted weighted average shares ..                                           8,976,586    12,617,371    12,636,262
                                                                                       =========    ==========    ==========

Other Historical Financial Data:
   EBITDA (5)...............................  $ (5,883)     $ (2,213)     $   (381)     $  2,886      $ 13,022      $  7,536
                                              ========      ========      ========      ========      ========      ========

   Cash used in operating activities                                                      (3,923)       (3,504)      (13,107)
                                                                                        ========      ========      ========

   Cash used in investing activities                                                     (86,338)      (10,433)       (6,318)
                                                                                        ========      ========      ========

   Cash provided by financing activities                                                  99,266         7,848        24,657
                                                                                        ========      ========      ========

   Ratio of earnings to fixed charges (6)                                                      *             *             *
                                                                                        ========      ========      ========

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
                                              ========      ========      ========      ========      ========      ========

(6)  The ratio of  earnings  to fixed  charges  has been  computed  by  dividing earnings  before foreign  income  and  asset  taxes
     plus fixed charges by fixed charges.   Fixed  charges   consist  of  interest   expense and  capitalized  and preferred   stock
     dividends.  Fixed  charges  exceed  the  net  loss  by approximately  $7.4 million,   $11.7 million and  $13.3  million for the
     years ended December 31, 1997, 1998 and 1999, respectively.



                                                                                             Years Ended December 31,
                                                                                    -----------------------------------------
                                                                                      1997             1998            1999
                                                                                    ---------       ---------       ---------
 Historical Consolidated Balance Sheet Data                                                       (in thousands)
Cash and cash equivalents ..............................................            $   9,005       $   2,960       $   8,311
Vacation Interval receivables and other trade receivables, net .........               41,915          51,835          61,232
Land held for vacation ownership development ...........................               12,405          22,170          24,119
Facilities and office furniture and equipment...........................                1,542           3,046           5,255
Cost of unsold vacation ownership intervals and related memberships ....               33,178          27,606          23,605
Total assets ...........................................................              119,979         129,667         145,871
Notes payable ..........................................................                1,000          17,135          44,787
Senior Notes, due 2004, net of unamortized original issue discount .....               90,780          92,093          93,426
Redeemable Preferred Stock .............................................                   --              --           5,143
Shareholders' investment (deficit) .....................................               13,052           2,773         (15,523)


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

     Effective July 1, 1998, the Company put into effect a new product structure to sell its Vacation Intervals under a right-to-use membership entitling owners to a 50-year contractual right to use Vacation Interval units. This right includes the right (proportional beneficial interest) to participate either in
(i) an extension of the contractual right to use if practicable under Mexican law or (ii) the proceeds from the sale of the Los Cabos, Cancun and Puerto Vallarta Resorts in 2047.

     The Company uses a membership as its means of transferring Vacation Intervals rather than a deeded interest because Mexican real property law does not have effective mechanisms that would allow non-Mexican individuals or companies to directly own real property within 100 kilometers of the Mexican border or 50 kilometers of the Mexican coast which include the properties on which the Company's resorts are located.. Accordingly, the Company does not sell deeded interests. Mexican law allows Mexican corporations, wholly owned by foreign corporations, to own land within this zone. Accordingly, the Vacation Interval is sold through a right to use.

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

Segment Results

     General. The Company has only one line of business, which develops, markets and operates luxury vacation ownership resorts in three geographic areas; Mexico, Canada and the United States. The United States operations are carried out through a joint venture accounted for using the equity method of accounting. The agreement is with Jackson Hole Ski Corporation, the owner and developer of the Teton Village ski area near Jackson Hole, Wyoming. The Company's reportable segments are based on geographic area. The reportable segments are managed separately due to their geographic location with managers focused on improving and expanding each segment's operations. However resource allocation is not based on individual country results, but based on the best location for future resorts in order to enhance the Company's overall ability to sell timeshare under a club concept. Revenues are attributed to countries based on the location of the vacation ownership resorts. The following presents segment data in thousands:


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

     Mexico's Segment Results - 1999 Compared to 1998. Net sales increased marginally approximately $0.9 million, or 1.4%, during 1999. Operating income decreased approximately $5.9 million. The decrease in operating income results from an overall increase in cost of Vacation Interval sales, provision for doubtful accounts, advertising, sales and marketing and maintenance and energy. See "Consolidated Results" and "Mexico's Inflation and Currency Changes" for additional information.

Mexico's Inflation and Currency Changes

     Since December 1994, Mexico has experienced difficult economic conditions, including significant devaluation and volatility of the peso with respect to the U.S. dollar, reduced economic activity, higher inflation, and high interest rates. Through 1998, Mexico was considered a highly inflationary economy, since the three-year cumulative rate of inflation exceeded 100%. Effective January 1, 1999, Mexico was no longer considered a highly inflationary economy. The financial statements of the Company were prepared for all periods using the U.S. dollar as the functional currency. The U.S. dollar is used since the debts are payable in U.S. dollars and prices were generally established in U.S. dollars.

     The effects of the Mexican peso on the Company are tempered because the Company sells its Vacation Intervals based on prices set in U.S. dollars. Sales settled in pesos or UDI's are based on the U.S. dollar sales price converted at the current peso or UDI rate this adjusts the price of Vacation Intervals sold for pesos to keep the revenue from such sales constant in dollar terms. Therefore, devaluation and inflation of the peso have not affected the Company's revenue from customers who purchase Vacation Intervals without financing them. However, approximately 67% of the Company's customers in Mexico elect to finance their purchase of Vacation Intervals through the Company. Of those financed, approximately 31.4% of Mexico's Vacation Interval receivables are denominated in UDI's which insulate the Company from effects of peso inflation over extended time periods with respect to those receivables. However, the Company is not insulated from the effect of changes in the U.S dollar/peso exchange rate with respect to UDI receivables or the 9.4% of Mexico's receivables denominated in pesos. Accordingly, to the extent the rate of Mexican inflation exceeds or is less than the rate of devaluation of the peso during any period, the Company's rate of return in constant dollar terms on UDI denominated Vacation Interval receivables will increase or decrease.

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

     The Company believes that the following analysis is helpful to understand the changes in the activity levels between 1998 and 1999 (in thousands):




                                                                                       Annual Amounts of
                                                                                   ------------------------
                                                                                                  Percentage
                                                                                   Increase        Increase
                                                     1998            1999         (Decrease)      (Decrease)
                                                   --------        --------        --------        --------
Vacation ownership revenues:
Vacation Interval sales ..................         $ 56,508        $ 62,749        $  6,241           11.0%
Interest Income on Vacation Interval
   receivables, rental and service fee
   income,  and other income .............           17,475          18,654           1,179            6.7%
                                                   --------        --------        --------
     Total revenues ......................           73,983          81,403           7,420           10.0%

Operating expenses:
Cost of Vacation Interval sales ..........           13,161          17,007           3,846           29.2%
Provision for doubtful accounts...........            4,450           5,242             792           17.8%
Advertising, sales and marketing..........           23,874          29,343           5,469           22.9%
Maintenance and energy ...................            8,013          11,387           3,374           42.1%
Depreciation and amortization.............              620             973             353           56.9%
Amortization of goodwill .................            2,885           1,606          (1,279)         (44.3)%
General and administrative ...............           11,463          10,888            (575)          (5.0)%
                                                   --------        --------        --------
     Total operating expenses.............           64,466          76,446          11,980            18.6%
                                                   --------        --------        --------

Operating income .........................         $  9,517        $  4,957        $ (4,560)          (47.9%)
                                                   ========        ========        =========

     The discussion of results presented below include the results of operations of Whiski Jack, which was acquired on July 24, 1998. The variations noted for Whiski Jack are due to the reporting of post-acquisition partial-year results in 1998 for the period subsequent to the date of acquisition, July 24, 1998.

     Total revenues increased approximately $7.4 million, or 10.0%, during 1999. This increase was primarily due to an 11.0% increase in Vacation Interval sales and a 24.0% increase in interest income on Vacation Interval receivables.

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

     The Company believes that this analysis is helpful to understand the changes in the aggregate activity levels between combined 1997 and 1998 (in thousands):




                                                            1997
                                            -------------------------------------                     Annual Amounts of
                                           Predecessor                                              ---------------------
                                            Business -    Company -                                             Percentage
                                            Seven and     Four and       Combined                   Increase     Increase
                                           1/2 Months     1/2 Months       Total        1998       (Decrease)   (Decrease)
                                            ---------     ---------     ---------     ---------     --------     --------
Vacation ownership revenues:
Vacation Interval sales ............        $  31,479     $  18,098     $  49,577     $  56,508     $  6,931        14.0%
Interest Income on Vacation Interval
   receivables, rental and service fee
   income,  and other income .......           11,627         7,606        19,233        17,475       (1,758)       (9.1)%
                                            ---------     ---------     ---------     ---------     --------
     Total revenues ................        $  43,106     $  25,704     $  68,810     $  73,983     $  5,173         7.5%

Operating expenses:
Cost of Vacation Interval sales ....               --     $   4,569     $   4,569        13,161     $     (*)         (*)
Provision for doubtful accounts.....               --         2,318         2,318         4,450           (*)         (*)
Advertising, sales and marketing....           10,411         8,576        18,987        23,874        4,887        25.7%
Maintenance and energy .............            4,669         1,938         6,607         8,013        1,406        21.3%
Depreciation and amortization.......               --            49            49           620           (*)         (*)
Amortization of goodwill ...........               --            --            --         2,885        2,885          --
General and administrative .........            4,504         5,417         9,921        11,463        1,542        15.5%
                                            ---------     ---------     ---------     ---------     --------
     Total operating expenses.......           19,584        22,867        42,451        64,466           (*)         (*)
                                            ---------     ---------     ---------     ---------     --------

Operating income ...................        $  23,522     $  2,837      $  26,359     $   9,517     $     (*)         (*)
                                            =========     =========     =========     =========     ========

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company generates cash for operations primarily from the sale of Vacation Intervals, receipt of payments on the Vacation Interval receivables, and the receipt of service fees charged to members. With respect to the sale of Vacation Intervals, the Company generates cash from all-cash sales and the receipt of down payments on financed Vacation Interval sales.

     The Company generates cash through principal collections and interest income from Vacation Interval receivables generated through financed Vacation Interval sales. Additionally, the Company uses Vacation Interval receivables as collateral in order to obtain loans. At December 31, 1999, the Company had $64.0 million of Vacation Interval receivables with a weighted average maturity of approximately five years. At such date, approximately (i) 59.2% of all of the Vacation Interval receivables were U.S. or Canadian dollar denominated (ii) 31.4% of all Vacation Interval receivables were denominated in UDI's, an obligation denominated in pesos which is adjusted for Mexican inflation, and
(iii) 9.4% of all Vacation Interval receivables were denominated in pesos.

     At December 31, 1999, the Company had outstanding $100 million of 13% Senior Notes due 2004, $24.9 million outstanding under the FINOVA credit line ("FINOVA"), which at year-end bears interest at 10.6%, $7.1 million outstanding under the Textron credit line, which at year-end bears interest at 10.5%, $6.8 million outstanding under the Bancomer loan, which at year end-end bears interest at 12%, $3.4 million of bank debt and other debt bearing interest ranging from 8.3% to 14.5%, and $0.3 million mortgage notes payable to a bank that at year-end bore an average interest rate of 8.5%. Approximately $19.6 million of the outstanding debt which has stated repayment amounts is due in 2000. In addition to such debt, the Company has $5.1 million of Pay-in-Kind Preferred Stock and $578,000 of 10% Convertible Preferred Stock outstanding at December 31, 1999. The Pay-in-Kind Preferred Stock is redeemable at any time before December 1, 2004, at which time the redemption is mandatory. The 10% Convertible Preferred Stock was fully redeemed during January and February 2000. With the exception of the $6.5 million semi-annual interest payments due June 1 and December 1 on the Senior Notes, interest is paid monthly on all debt obligations of the Company.

     The Company's borrowing capacity under the FINOVA credit facility currently includes a $20 million accounts receivable based credit facility and a $16.5 million inventory based non-revolving line of credit; the combined credit facility provides an aggregate borrowing limit of $34 million. The Company's borrowing capacity under the Textron credit facility is $10 million. The Company estimates that based on Vacation Interval receivables not currently pledged, approximately $6.6 million, $3.6 million and $3.0 million under the FINOVA and Textron lines of credit respectively, and $2.0 million at December 31, 1999 and June 30, 2000, respectively, were available for borrowing under the credit facilities.

     Additionally, as part of the Teton Club financing arrangement with FINOVA, the Company is directly obligated for $8.3 million of the construction loan, $1.9 million of the pre-sale working capital loan and $5 million of the receivables loan, and is also responsible for any working capital deficits at the Teton Club. As of December 31, 1999, Teton Club was not in compliance with a technical covenant related to the level of unit sales loan covenant but obtained a timely waiver for such year-end non-compliance, and is currently in compliance and expects to be in compliance during 2000 and thereafter.

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

     To finance its growth strategy, in addition to accessing its lines of credit, the Company may from time to time consider issuing debt, equity or other securities, entering into traditional construction financing or credit agreements, entering into joint venture or development agreements with respect to its undeveloped property, or hypothecating additional Vacation Interval receivables. The operating and financial restrictions and covenants in our debt agreements, including our bank credit facilities and the indenture governing the Senior Notes, may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Our debt agreements include covenants that will require us to meet certain financial ratios and financial tests, including a minimum capital test, a minimum general administrative and sales expenses to Vacation Interval sales ratio test and a minimum "Adjusted Current Assets" to "Adjusted Current Liabilities" ratio (as each is defined therein). In addition, the debt agreements may restrict our ability to take additional action without the consent of the lenders including incurring additional debt and selling our interest in the resorts. Such covenants, required ratios and tests may require that we take action to reduce debt or to act in a manner contrary to our business objectives. If we breach any of these restrictions or covenants or suffer a material adverse change which restricts our borrowing ability under our credit facilities we would be unable to borrow funds thereunder without a waiver. A breach could cause a default under the Senior Notes and our other debt. Our indebtedness may then become immediately due and payable. We may not have or be able to obtain sufficient funds to make these accelerated payments, including payments on the notes. Accordingly, there can be no assurance that the Company will be able to use debt to finance any expansion plans beyond its plans to finance its current commitments or expand its current working capital credit capacity.

     At December 31, 1999, the Company had remaining inventory of developed vacation intervals weeks of 5,241 in Mexico and 548 in Canada, or 22% and 6%, respectively. In Canada, the existing inventory will provide it with approximately six months of product availability for sales based on historical sales levels. The Company plans to increase its Vacation Interval inventory through development of additional properties and making acquisitions in the short term, including acquiring condominiums in Whistler, British Columbia of which a commitment to purchase 20 condominiums at an aggregate purchase price of approximately $3.9 million has been made, developing the Teton Club joint venture, developing its land in Los Cabos, developing its land in Cozumel, and making acquisitions in Mexico, the United States and Canada.

     The Company believes that its current financial position plus borrowings available under the credit agreements will satisfy its currently planned 2000 capital expenditures of approximately $10.9 million. The 2000 planned expenditures include the development activities in Los Cabos and the purchase of Vacation Interval inventory in Whistler, British Columbia. The Los Cabos development will require project financing before development can proceed and the Company is negotiating for such financing with both U.S. and Mexican financial institutions and other investors. However, no commitment has been received from such institutions or investors.

     At December 31, 1999, the Company is, and will continue to be, highly leveraged, with substantial debt service requirements. A significant portion of the Company's assets is pledged against existing borrowings. The Company has a shareholder's deficit, has incurred losses since its inception and expects to incur a net loss for fiscal 2000. To achieve profitable operations, the Company is dependent on a number of factors, including its ability to reduce its debt service requirements, to increase its Vacation Interval inventory through development projects and through the acquisition of existing resort properties, and its ability to continually sell Vacation Intervals on an economical basis, taking into account the cost of such intervals and related marketing and selling expenses. The Company expects that its existing credit capacity combined with additional credit capacity which must be negotiated during 2000 will be sufficient to enable the Company to meet its debt service obligations, including interest payments on its Senior Notes during 2000. The Company also expects to be able to fund capital requirements from anticipated capital project financings which have not yet been negotiated. However, should the Company not be able to successfully negotiate future secured credit capacity, there is no assurance that the Company will be able to meet all of its 2000 debt service payments. The Company has historically incurred debt and issued equity securities to fund negative cash flows from operating activities and to make the payments on previously incurred debt obligations.

     In the short-term from June 2000, the Company is working to increase liquidity through hypothecation of its receivables. The Company anticipates it will need approximately $8.2 million of new working capital borrowings during 2000. This will include expanding capacity under its current facilities and, if necessary, obtaining credit lines from new sources. Emphasis will be placed on the level of hypothecation of loans from Mexican buyers of Club Regina Vacation Intervals. These receivables are denominated in US dollars, Mexican pesos and Mexican UDI's. Currently, the Company has a $10 million receivables hypothecation facility with Textron. The receivable pool, which provides the collateral for the Textron facility, is large enough to support a loan of approximately $20.5 million at the current Textron advance rate. The Company has begun discussions with Textron regarding the expansion of this credit facility to $15 or $20 million and anticipates that the facility will be expanded prior to the December 1st 2000 and June 1st 2001 Senior Notes interest payment.

     On a long-term basis, the Company has debt maturities of $8.2 million, $4.2 million, $103.0 million and $3.1 million in 2001, 2002, 2003, 2004 and thereafter, respectively. In order to meet obligations in the long-term, the Company will need to achieve profitable operations, reduce its high leverage position and expand and extend its current credit facilities. Should the Company not achieve one or more of these requirements the Company's ability to continue to operate would be jeopardized.

     The Company is working to reduce its high leverage position. The Company believes that there are several opportunities that may facilitate a capital restructuring. While the Company intends to continue to pursue such opportunities, there can be no assurance that a capital restructuring will occur.

PREFERRED STOCK EXCHANGE

     On July 1, 1999, all 37,500 shares of Class A Preferred stock of the Company were exchanged for 50,000 shares of a new class of Pay-in-Kind Preferred Stock plus 500,000 five-year Warrants to purchase the Company's Common Stock at $5.00 per share. The Company's primary purpose in engaging in the preferred stock exchange was to reduce the dividend rate from 16.5% to 9%. The main advantage the Class A Preferred holder received in the exchange was to receive a set redemption date.

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

     The following table sets forth changes in market risk exposure between the years ended December 31, 1998 and 1999:

                                                      Increase/
                                  1998       1999    (decrease)
                                -------    -------   ----------
Fixed rate long-term debt       108,049    112,766      4,717
Variable rate long-term debt      9,086     32,022     22,936
Fixed rate long-term             53,564     63,875     10,311
receivables


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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

Part III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

     The following table sets forth the names, ages and positions of the directors, executive officers and other key employees of the Company or its subsidiaries as of September 1, 2000. A summary of the background and experience of each of these individuals is set forth after the table.

      Executive Officers
        and Directors               Age                               Position
    ---------------------          ------    ----------------------------------------------------------
    Douglas Y. Bech                  55      Chairman and Chief Executive Officer
    John McCarthy                    45      President and Chief Executive Officer of Club Regina Resorts,
                                             Mexico, and Director
    Robert L. Brewton                47      Executive Vice President - Chief Investment Officer
    George E. Aldrich                53      Senior Vice President - Finance and Accounting
    Bruce S. MacIntire               49      Senior Vice President - Operations
    Gustavo Ripol                    37      Senior Vice President - Raintree Vacation Club
    Brian R. Tucker                  37      Senior Vice President - Corporate Planning and Development
    Christel DeHaan                  57      Director
    Walker G. Harman                 54      Director
    Thomas R. Powers                 61      Director



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

     John McCarthy has been the President of the Company and Chief Executive Officer of Club Regina Resorts - Mexico since August 1997. From 1992 until August 17, 1997, he served first as Vacation Ownership Director and beginning 1993 as Director General of Bancomer's Tourism Division, with overall executive responsibility for Club Regina Resorts. From 1983 to 1992 Mr. McCarthy held several positions in Grupo Los Remedios, a large construction and development group, where, among other projects, he developed a vacation ownership resort in Ixtapa, Mexico. Mr. McCarthy's previous experience was with the Babcock International Group (an international construction company) and the Tolteca Group (a Mexican based construction and real estate development company) where he obtained experience in Finance, Personnel, Administration and product development. He is the past President and Secretary of the Asociacion Mexicana de Desarrolladores Turisticos (AMDETUR), the Mexican equivalent of ARDA; he is also the past Secretary and present adviser of the Consejo Nacional Empresarial Turistico, Mexico's Tourism Board. He serves on the boards of Hoteles Presidente Intercontinental Mexico (seven Hotels) and Complejos Turistico Huatulco (Club Med Huatulco). He is the Treasurer of Brimex, a charitable foundation funded by the British Government and members of the British community in Mexico for the poor, the sick and those who have suffered because of natural disasters. Mr. McCarthy is also a professor and serves on the Board of The Tourism School at the Universidad Anahuac del Sur.

     Robert L. Brewton was appointed Executive Vice President - Chief Investment Officer of the Company in April 1998. Mr. Brewton was a Senior Partner and the Chief Investment Officer of Residential Company of America ("RCA"), a privately held multifamily real estate investment and management company, from January 1995 until March 1998 when it was sold. Prior to working at RCA, Mr. Brewton served as the President and Chief Operating Officer of Transwestern Property Company's (a multi service property management and investment company) Multifamily Division from November 1987 until January 1995 when it was merged into RCA. During his 24 year career in the real estate business, Mr. Brewton has been involved in all aspects of the multifamily housing industry and has served as either a principal, developer, or intermediary in over 100,000 apartment units nationwide. Mr. Brewton serves on the Advisory Committee of the National Multi Housing Council.

     George E. Aldrich joined the Company in November 1998 as Senior Vice President - Accounting and Finance. In this capacity Mr. Aldrich will be responsible for overseeing the financial reporting, tax, treasury and insurance functions. From August 1996 through November 1998 Mr. Aldrich served as Chief Financial Officer for KBC Advanced Technologies, Inc., a U.S. subsidiary of a British-based public company that provides consulting services and specialized software to the refining industry. From 1983 to 1996 Mr. Aldrich was Vice President - Controller for Wainoco Oil Corporation (now, Frontier Oil Corporation), with oil and gas exploration and production and refining operations, and is on the New York Stock Exchange. During Mr. Aldrich's tenure at Wainoco, Wainoco had operations in the United States and Canada as well as activities in other international locations. Prior to joining Wainoco, Mr. Aldrich was with Arthur Andersen LLP. Mr. Aldrich is a licensed C.P.A.

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

     Gustavo Ripol joined the Company in October 1997 and is responsible for business development in Mexico as well as development of the Raintree Vacation Club. From 1995 to 1997, he was RCI's Marketing and Communications Director for Latin America, where he was also responsible for developing new business units in the region for the marketing, sale and implementation of vacation ownership services. From 1993 to 1994, Mr. Ripol served as Planning Director for Bancomer's Tourism Division responsible for strategic planning for the hotel and vacation ownership business units and development of the Club Regina Resort vacation interval product. From 1987 to 1992, Mr. Ripol held various positions as Manager of Planning & Systems, Director of Finance and Administration and Director of Planning and Business Development for Grupo Los Remedios (a Mexican based construction and real estate development group). Mr. Ripol holds degrees in engineering and finance.

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

     Christel DeHaan has been a director of the Company since January 1998. She currently serves as CEO of Christel House (a non-profit organization which educates under privileged children in undeveloped countries), CD Enterprises, Ltd. (a private investment firm controlled by Christel DeHaan) and the Christel DeHaan Family Foundation, Inc. (a non-profit organization controlled by Christel DeHaan). Ms. DeHaan co-founded Resort Condominiums International, Inc., ("RCI") the world's largest vacation interval exchange company, in 1974, and became its Chairman, CEO and sole shareholder in 1989. In November 1996, she sold RCI to HFS (now the Cendant Corporation) and served on its Board of Directors until January 1998. She is a founding director of the International Timeshare Foundation and was elected twice to the American Resort Development Association Board of Directors. She was appointed by President Clinton in 1995 to the White House Conference Task Force on Travel and Tourism, and was named to the British Tourism Hall of Fame in 1997. Ms. DeHaan is Chairman of the Board of Trustees of the University of Indianapolis, President of the American Pianists Association and serves on the Boards of Directors of the Indiana Symphony Society, Dance Kaleidoscope and American United Life Insurance.

     Walker G. Harman has been a director of the Company since 1997. Mr. Harman was President and Chief Executive Officer of Metro Hotels, Inc. ("Metro") from 1978 until 1998, and was its sole owner from 1985 until its sale to Meristar Hotels and Resorts. Metro owned, developed and operated hotels and resorts including franchises such as Hilton, Radisson, Omni, Holiday Inn and Embassy Suites. Mr. Harman also owns and operates Sonny Bryan's Smokehouse (a chain of barbeque restaurants in the Dallas Metroplex area), which has 11 locations in the Dallas, Texas area. Mr. Harman currently serves as a member of board of directors of the Baylor Health Care System, the Board of Regents of Baylor University, and the board of directors of the Interfaith Housing Coalition. Mr. Harman is a member of the World Presidents Organization and the American Hotel Motel Management Association.

     Thomas R. Powers has been a director of the Company since 1997. Mr. Powers is a founding principal of Raintree Capital Company. He served as Chairman, President and CEO of Transamerica Fund Management Company (a mutual fund management company) and its predecessor companies ("TFM") from 1976 to 1993. TFM was the investment advisor and underwriter for 21 mutual funds. In 1995, he completed a three-year term as a member of the Board of Governors of the National Association of Securities Dealers where he also served on the Executive Committee as well as Chairman of the Audit Committee and the Investment Companies Committee. For almost 20 years Mr. Powers served on the Board of Governors of the Investment Company Institute, the national association of mutual funds ("ICI"). During that time he served on ICI's Executive Committee and was Chairman from 1989 to 1990. From 1988 to 1997, Mr. Powers was a member and past Chairman of the Board of Regents of Baylor University and served as its Chairman. Mr. Powers is also a member of the Baylor University Foundation, a Trustee and member of the Finance Committee for the Memorial Healthcare System of Houston, Texas and a member and past President of the Houston Chapter of the Financial Executives Institute as well as a member of the Texas Society of C.P.A.'s and the American Institute of C.P.A.'s. Mr. Powers is also the current Chairman of the Texas Infrastructure Fund, a quasi-state agency. Mr. Powers serves as a director of the Fidelity Charitable Gift Fund, a 501 (c)3 company and several private companies.

Other Key Employees

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

     Michael W. McGeough is President of Whiski Jack Resorts Ltd., having assumed this position in October, 1999. From 1994 to 1999 Mr. McGeough was employed by Whiski Jack specializing in acquisitions for Whiski Jack and held a license from the British Columbia Real Estate Association. From 1991 to 1994, he worked as a sales consultant with Whiski Jack. Prior to that, Mr. McGeough worked as a securities trader with First Vancouver Securities and Yorkton Securities in Vancouver, B.C., and was President of Stealth Marketing, Inc. Mr. McGeough is currently a director of the Canadian Resort Development Association. He has passed the Canadian Securities Course, and graduated from International College in Vancouver.

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

     Cheryl C. Okamoto joined the Company as Director of Operations - The Teton Club in November 1998 and is now Vice President - Administration. In this capacity, Ms. Okamoto is responsible for administrative and accounting operations of The Teton Club and future U.S. based vacation ownership locations. Prior to joining the Company, Ms. Okamoto served from July 1998 to November 1998 as chief accounting officer for Telluride Venture Group II, developers of The River Club in Telluride, Colorado. From 1994 to July 1998, Ms. Okamoto served as controller for Pahio Resorts, Inc. the largest privately owned vacation ownership development company in Hawaii.

Director Classes and Agreements

     The Company's Board of Directors currently consists of seven members and is divided into three classes, one class of which is elected each year to hold office for a three-year term and until successors are elected and qualified. The terms of the Class A, Class B and Class C directors of the Company will expire at the 2001, 2002 and 2000 annual meetings, respectively. Mr. Powers and Ms. DeHaan serve in Class A, Mr. Harman in Class B and Messrs. Bech and McCarthy in Class C. Successors to the directors whose terms have expired are required to be elected by stockholder vote while vacancies in unexpired terms and any additional positions created by board action are filled by action of the existing Board of Directors. The executive officers named above were elected to serve in such capacities until the next annual meeting of the Board of Directors, or until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification or removal from office. No family relationships exist among the executive officers or directors of the Company.


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


                                                                                                       Securities
                                                               Annual Compensation *                   Underlying
                                               --------------- ------------ ------------ -----------
Name/Principal Position               Year         Salary         Bonus        Other        Total      Options/SARs
-----------------------               ----       ---------       -------       -----      --------     ------------

Douglas Y. Bech                       1999       $260,000             --         --        260,000            --
   Chairman and                       1998        240,000         15,000         --        255,000       100,000
   Chief Executive Officer            1997         90,000             --         --         90,000            --


John McCarthy                         1999        250,000             --         --        250,000             --
   President                          1998        250,000         10,000         --        260,000         20,000
                                      1997         87,179             --         --         87,179        100,000

Robert L. Brewton (1)                 1999        242,970             --         --        242,970             --
   Executive Vice President-          1998        154,531         32,658         --        187,189         85,000
   Chief Investment Officer

George Aldrich (2)                    1999        170,000             --         --        170,000              --
   Senior Vice President-             1998         21,250             --         --         21,250          50,000
   Finance and Accounting

Brian Tucker                          1999        155,000             --         --        155,000               --
   Senior Vice President-             1998        150,000         10,000         --        160,000           35,000
   Planning and Development           1997         45,000             --         --         45,000               --


_______________
(1)  Mr. Brewton's employment with the Company commenced on April 15, 1998.
(2)  Mr. Aldrich's employment with the Company commenced on November 15, 1998.

* The Company provides the Named Executive Officers with certain group, life, health, medical and other non-cash benefits generally available to all salaried employees.


Report on Executive Compensation

     The Compensation Committee of the Board of Directors of the Company recommends to the Board the level of compensation and benefits for the Company's executive officers and key managers and oversees the administration of executive compensation programs. The Compensation Committee is composed solely of independent directors.

     The Committee's overall policy regarding compensation of the Company's executive officers is to provide base salaries, annual bonuses and stock option grants that will (i) attract, retain, motivate and reward high caliber officers to manage the Company's business; (ii) inspire the executive officers to innovatively and aggressively pursue Company goals; and (iii) align the long-term interests of the executive officers with those of the Company's stockholders.

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

     In 1999 the Compensation Committee, in light of the Company's limited financial resources and based on the financial performance of the Company, did not recommend awarding any bonuses or stock options to any of the named officers, including Mr. Bech. As noted above, Mr. Bech's base salary for 1999 was determined by the terms of an Employment Agreement with the Company.

                           The Compensation Committee of the Board of Directors

                           Christel DeHaan
                           Walker G. Harman
                           Thomas R. Powers


Stock Options Granted in Last Fiscal Year

     The Company did not issue options to any named executive in 1999.


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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT


     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of September 25, 2000, by each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (giving effect for such purpose the outstanding Warrants to purchase Common Stock and Company Stock options currently exercisable or exercisable in 60 days) each of the Company's directors and executive officers and all executive officers and directors of the Company as a group. Unless otherwise indicated, each person's address is 10000 Memorial Drive, Suite 480, Houston, Texas 77024. The number of shares of Common Stock currently outstanding is 10,766,300 and there are outstanding Warrants to purchase 1,869,962 shares of Common Stock at $0.01 per share, and 500,000 shares of Common Stock at $5 per share, and stock options to purchase 634,000 shares.

                                                 Beneficial Ownership(1)

                                                     Shares
                                                  Beneficially       Percent
 Name                                               Owned(1)        of Class
----------------------------                     ------------      ----------
 Douglas Y. Bech (2)                               2,001,912           18.5
 John McCarthy (2)                                   320,367            2.9
 Robert L. Brewton (2)                               170,667            1.4
 George Aldrich (2)                                   86,000            *
 Bruce MacIntire (2)                                  30,000            *
 Gustavo Ripol (2)                                    28,000            *
 Brian R. Tucker (2)                                 120,000            1.1
 Christel DeHaan                                     783,333            7.3
  10 West Market Street, Suite 1990
  Indianapolis, IN 46204
 Walker G. Harman (3)                              1,840,000           17.1
 Thomas R. Powers                                  1,110,213           10.3
 All directors and officers as a group             6,225,492           57.8
  (10 persons)

[FN]
-------------------
*  Less than 1%
(1) To the Company's knowledge, such person has sole voting and investment power with respect to all Common Stock shown as beneficially owned by such person, unless otherwise indicated. The outstanding Warrants and stock options currently exercisable or exercisable in 60 days are included for purposes of computing the percentage of each individual's outstanding shares.
(2)  Includes stock options to purchase 40,000, 105,000, 34,000, 30,000, 18,000,
     24,000 and 14,000 shares of Common Stock that are currently exercisable or become exercisable in 60 days form June 30, 2000 and are held by Messrs. Bech, McCarthy, Brewton, Aldrich, MacIntire, Ripol and Tucker, respectively.
(3) Includes 1,840,000 shares of Common Stock held by Metro Mexico Investment Partners ("MMIP"). Mr. Harman is a general partner of MMIP and, as such, can be deemed to have beneficial ownership of the shares MMIP holds. Mr. Harman disclaims ownership of 120,000 of such shares.



ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     At December 31, 1998 and 1999, the aggregate principal amount of mortgages payable to related parties, employees and affiliates of Whiski Jack Resorts, was $1,868,000 and $1,014,000, respectively. Interest accrues on the mortgages at rates ranging from prime plus 3% to prime plus 7.75% per annum and is payable in monthly installments over periods ranging from twelve months to ten years.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8 - K

(a)  (1) and (a) (2) Financial Statements and Financial Statement Schedules

     The response to this portion of Item 14 is submitted as a separate section of this report beginning on page F-1. All other schedules are not applicable or not required and accordingly have been omitted.

(a)  (3) Exhibits

     The following documents are filed as part of this report.

 Exhibit No.         Description
 -----------         ------------

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

     10.18* -- Loan and Security  Agreement for $20,000,000,  dated November 23,
          1998, by and between FINOVA Capital Corporation and CR Resorts Cancun,
          S. de R.L. de C.V.; CR Resorts Los Cabos, S. de R.L. de C.V.; CR Resorts Puerto Vallarta, S. de R.L. de C.V.; Corporacion Mexitur, S.A. de C.V.; CR Resorts Cancun Timeshare Trust S. de R.L. de C.V.; CR Resorts Cabos Timeshare Trust, S. de R.L. de C.V. and CR Resorts Puerto Vallarta Timeshare Trust, S. de R.L. de C.V. (incorporated by reference to Exhibit 10.18 to Registrant's Form 10-K for the year ended December 31, 1998)

     10.19* -- Corporate  Guarantee and Subordination  Agreement to the Loan and
          Security Agreement for $20,000,000 with FINOVA, dated November 23, 1998, by and between FINOVA Capital Corporation and Raintree Resorts International, Inc. (incorporated by reference to Exhibit 10.19 to Registrant's Form 10-K for the year ended December 31, 1998)

     10.20* -- First  Amended  and  Restated  Loan and  Security  Agreement  for
          $20,000,000 Receivables Loan and $13,500,000 Inventory Loan, dated April 23, 1999, by and between FINOVA Capital Corporation and CR Resorts Cancun, S. de R.L. de C.V.; CR Resorts Los Cabos, S. de R.L. de C.V.; CR Resorts Puerto Vallarta, S. de R.L. de C.V.; CR Resorts Cabos Timeshare Trust, S. de R.L. de C.V. and CR Resorts Puerto Vallarta Timeshare Trust, S. de R.L. de C.V. (incorporated by reference to Exhibit 10.1 to Registrants' Form 10-Q for the quarter ended June 30, 1999)

     10.21* -- Consent of Guarantor and  Amendment No. 1 to Corporate  Guarantee
          and Subordination Agreement to the Loan and Security Agreement for $20,000,000 with FINOVA, dated April 23, 1999, by and between FINOVA Capital Corporation and Raintree Resorts International, Inc. (incorporated by reference to Exhibit 10.2 to Registrants' Form 10-Q for the quarter ended June 30, 1999)

     10.22* -- Loan and Security  Agreement for $33,250,000  Construction  Loan,
          $7,500,000 Working Capital Loan and $20,000,000 Receivables Loan, dated June 29, 1999, by and between FINOVA Capital Corporation and The Teton Club, L.L.C. and Raintree Resorts International, Inc. (incorporated by reference to Exhibit 10.3 to Registrants' Form 10-Q for the quarter ended June 30, 1999)

     10.23* -- Amendment  No. 1, dated  November 30, 1999,  to First Amended and
          Restated Loan and Security Agreement for $20,000,000 Receivables Loan and $13,500,000 Inventory Loan by and between FINOVA Capital Corporation and CR Resorts Cancun, S. de R.L. de C.V.; CR Resorts Los Cabos, S. de R.L. de C.V.; CR Resorts Puerto Vallarta, S. de R.L. de C.V.; CR Resorts Cabos Timeshare Trust, S. de R.L. de C.V. and CR Resorts Puerto Vallarta Timeshare Trust, S. de R.L. de C.V.

     10.24* -- Consent of Guarantor and Amendment No. 2 to Corporate Guarantee and Subordination Agreement to the First Amended and Restated Loan and Security Agreement for $20,000,000 Receivables Loan and $13,500,000 Inventory Loan.

     10.25*  --  Loan  Agreement,  dated  November  23,  1999,  between  Textron
          Financial Corporation, CR Resorts Cancun, S. de R.L. de C.V., CR Resorts Los Cabos, S. de R.L. de C.V., CR Resorts Puerto Vallarta, S. de R.L. de C.V., Corporacion Mexitur, S. de R.L. de C.V., CR Resorts Cancun Timeshare Trust, S. de R.L. de C.V., CR Resorts Cabos Timeshare Trust, S. de R.L. de C.V., and CR Resorts Puerto Vallarta Timeshare Trust, S. de R.L. de C.V.

     10.26* -- Payment Guaranty and Subordination Agreement,  dated November 23,
          1999, to Textron Financial Corporation Loan Agreement dated November 23, 1999.

     10.27* -- Loan Agreement,  dated November 26, 1999, between Bancomer, S.A.,
          Institucion de Banca Multiple, Grupo Financiero, and CR Resorts Capital, S. de R.L. de C.V.

     10.28+ -- Employment  agreement,  dated November 16, 1998, between Raintree
          Resorts  International,   Inc.  and  George  E.  Aldrich.

     10.29+ -- Employment  agreement,  dated January 1, 1999,  between  Raintree
          Resorts International,  Inc. and Douglas Y. Bech.

     10.30+ -- Employment  agreement,  dated January 1, 1999,  between  Raintree
          Resorts International, Inc. and Robert L. Brewton.

     10.31+ -- Employment  agreement,  dated August 18, 1997,  between  Raintree
          Resorts International, Inc. and John McCarthy.

     10.32+ -- Employment  agreement,  dated January 1, 1999,  between  Raintree
          Resorts International, Inc. and Brian R. Tucker.

     10.33+ -- Limited Liability Company Agreement of the Teton Club, LLC, dated
          November 3, 1998, between Raintree Resorts International, Inc. and JHSC Properties, Inc.

     21.1* -- List of Subsidiaries of RRI Inc.

     27.1+ -- Financial Data Schedule

-----------------------
*    previously filed
+   filed herewith



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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on September 28, 2000.

                                RAINTREE RESORTS INTERNATIONAL, INC.
                                CR RESORTS CAPITAL, S.  DE  R.L.   DE  C.V.


                                By: /s/       GEORGE E. ALDRICH
                                    ----------------------------------------
                                              George E. Aldrich
                                  Senior Vice President - Finance and Accounting



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

            Signature           Title                        Date



/s/  DOUGLAS Y. BECH
--------------------------  Chairman and Chief Executive      September 28, 2000
     Douglas Y. Bech        Officer (principal executive officer)


/s/  JOHN MCCARTHY
--------------------------  President and Chief Executive     September 28, 2000
     John McCarthy          Officer of Club Regina Resorts, Mexico,
                            and Director


/s/  GEORGE E. ALDRICH
--------------------------  Senior Vice President - Finance   September 28, 2000
     George E. Aldrich      and Accounting (principal
                            financial and accounting officer)


/s/  CHRISTEL DEHAAN
--------------------------  Director                          September 28, 2000
     Christel DeHaan


/s/  WALKER G. HARMAN
--------------------------  Director                          September 28, 2000
     Walker G. Harman


/s/  THOMAS R. POWERS
--------------------------  Director                          September 28, 2000
     Thomas R. Powers

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

CR RESORTS CAPITAL, S. DE R.L. DE C.V. (A WHOLLY OWNED FINANCE SUBSIDIARY)
     Report of Independent Public Accountants.................................................................F-25
     Balance Sheets as of December 31, 1998 and 1999..........................................................F-26
     Statements of Operations and Accumulated Results
         for the period August 18, 1997 through December 31, 1997
         and for the years ended December 31, 1998 and 1999...................................................F-27
     Statements of Cash Flows for the period
         August 18, 1997 through December 31, 1997 and for the years ended December 31, 1998 and 1999.....................................................................F-28
     Notes to Financial Statements............................................................................F-29

FINANCIAL STATEMENTS OF PREDECESSOR BUSINESS FOR JANUARY 1, 1997 THROUGH
  AUGUST 17, 1997 - DESARROLLOS TURISTICOS BANCOMER, S.A. DE C.V. AND SUBSIDIARIES
     Report of Independent Public Accountants.................................................................F-33
     Consolidated Statement of Operations for the Period
         January 1, 1997 through August 17, 1997..............................................................F-34
     Consolidated Statement of Cash Flows for the Period
         January 1, 1997 through August 17, 1997..............................................................F-35
     Notes to Consolidated Financial Statements...............................................................F-36


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

Commitments and Contingencies

Redeemable Preferred Stock
    Pay-in-Kind preferred stock; par value $.001; 5,000,000 shares authorized,
       52,250 shares issued and outstanding at December 31, 1999  and  $5,225
       aggregate liquidation preference at December 31, 1999.................                      --                5,143
    Convertible preferred stock; $100 per share liquidation value;
       20,775 and 5,775 shares issued and outstanding at December 31, 1998
       and 1999, respectively ...............................................                   2,170                  811
                                                                                            ---------            ---------
                                                                                                2,170                5,954
Shareholders' Investment (Deficit)
    Class A preferred stock; par value $.001; 5,000,000 shares authorized,
       37,500 shares issued and outstanding at December 31, 1998 and none
       outstanding at December 31, 1999 .....................................                     851                   --
    Common stock; par value $.001; 45,000,000 shares authorized, shares issued and outstanding 10,766,300 at December 31, 1998
       and 1999, respectively ...............................................                      11                   11
    Additional paid-in capital ..............................................                   6,428                2,003
    Warrants to purchase 1,869,962 shares of common stock and 2,369,962
       shares of common stock at December 31, 1998 and 1999, respectively....                   9,331                9,331
    Accumulated deficit .....................................................                 (13,737)             (26,998)
    Cumulative translation adjustment .......................................                    (111)                 130
                                                                                            ---------            ---------
Total shareholders' investment (deficit) ....................................                   2,773              (15,523)
                                                                                            ---------            ---------
Total liabilities and shareholders' investment (deficit).....................               $ 129,667            $ 145,871
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



                                        RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                           (in thousands except share and per share data)


                                                                       Years Ended December 31,
                                                             --------------------------------------------------------
                                                                   1997                1998                1999
                                                             ----------------    ----------------    ----------------
Statement of Operations
Revenues
  Vacation Interval sales ...........................            $  18,098           $  56,508           $  62,749
  Rental and service fee income .....................                3,896               8,926               8,888
  Interest income on vacation interval receivables ..                1,557               5,848               7,252
  Other income ......................................                2,153               2,701               2,514
                                                                 ---------           ---------           ---------
     Total revenues .................................               25,704              73,983              81,403
Costs and Operating Expenses
  Cost of Vacation Interval sales ...................                4,569              13,161              17,007
  Provision for doubtful accounts ...................                2,318               4,450               5,242
  Advertising, sales and marketing ..................                8,576              23,874              29,343
  Maintenance and energy ............................                1,938               8,013              11,387
  General and administrative ........................                5,417              11,463              10,888
  Depreciation ......................................                   49                 620                 973
  Amortization of goodwill ..........................                   --               2,885               1,606
                                                                 ---------           ---------           ---------
     Total costs and operating expenses .............               22,867              64,466              76,446
                                                                 ---------           ---------           ---------
Operating income ....................................                2,837               9,517               4,957
  Interest expense, net .............................                3,931              14,947              17,958
  Equity in losses on equity investments.............                   --                  25                 352
  Foreign currency exchange (gains)/losses, net .....                1,333               4,274                (801)
                                                                 ---------           ---------           ---------
Net loss before taxes ...............................               (2,427)             (9,729)            (12,552)
  Foreign income and asset taxes ....................                  909                 672                 709
                                                                 ---------           ---------           ---------
Net loss before preferred dividends .................               (3,336)            (10,401)            (13,261)
  Preferred stock dividends .........................                  232                 711                 675
                                                                 ---------           ---------           ---------
Net loss attributable to common shareholders ........            $  (3,568)          $ (11,112)          $ (13,936)
                                                                 =========           =========           =========

Net loss per share
  (Basic and Diluted) ...............................            $   (0.40)          $   (0.88)          $   (1.10)
Weighted average number of common shares:
  (Basic and Diluted) ...............................            8,976,586          12,617,371          12,636,262


Comprehensive loss
Net loss before preferred stock dividends ...........            $  (3,336)          $ (10,401)          $ (13,261)
Other comprehensive loss, net of tax:
    Foreign currency translation adjustment .........                   --                (111)                241
                                                                 ---------           ---------           ---------
Comprehensive loss ..................................            $  (3,336)          $ (10,512)          $ (13,020)
                                                                 =========           =========           =========






                             The accompanying notes are an integral part of these financial statements.



                               RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT (DEFICIT)
                                  (in thousands except share and per share data)
                                                                                                                        Total
                                                          Class A  Additional   Warrants                Cumulative  Shareholders'
                                       Common     Common Preferred  Paid-In   To Purchase  Accumulated  Translation   Investment
                                       Shares     Stock    Stock    Capital      Stock       Deficit    Adjustment    (Deficit)
                                     ----------  ------- ---------- --------  -----------  -----------  ----------- -------------
Issue 8,100,000 common shares........  8,100,000  $     8             $     4                                            $     12
  Issue 2,000,000 commons shares
    on August 18, 1997 to subsidiary
    of Starwood Capital in connection
    with the purchase transactions ..  2,000,000        2                                                                       2
  Issue 37,500 preferred shares in
    exchange for shareholder loans of
    $3.75  million ..................                        $   --     3,750                                               3,750
  Issue common shares; 200,000 for
    cash; 258,450 in connection with
    Senior Note offering; and 142,850
    in connection with the purchase
    transaction .....................    601,300        1               3,292                                               3,293
  Issue warrants to purchase
    1,869,962 common shares and
    related issue costs .............                                              $ 9,331                                  9,331
  Accrued stock dividends on
      Class A Preferred Stock........                           232      (232)
  Net loss for the year ended
    December 31, 1997................                                                           $(3,336)                   (3,336)
                                      ----------  -------    ------   --------     -------       -------       -------   --------
Balance, December 31, 1997........... 10,701,300       11       232     6,814        9,331        (3,336)           --     13,052
                                      ----------  -------    ------   --------     -------       -------       -------   --------
  Issue 65,000 common shares
    at $5 per share .................     65,000       --                  325                                                325
  Accrued stock dividends on
      Class A Preferred Stock........                           619       (619)
  Accrued stock dividends on
      Convertible Preferred Stock....                                      (92)                                               (92)
  Cumulative translation adjustment..                                                                           $ (111)      (111)
  Net loss for the year ended
    December 31, 1998................                                                            (10,401)                 (10,401)
                                      ----------  -------    ------    -------       -------    --------       -------   --------
Balance, December 31, 1998........... 10,766,300       11       851      6,428         9,331     (13,737)         (111)     2,773
                                      ----------  -------    ------    -------       -------    --------       -------   --------
  Accrued stock dividends on
      Class A Preferred Stock........                           309       (309)
  Accrued stock dividends on
      Convertible Preferred Stock....                                     (141)                                              (141)
  Class A preferred stock exchanged
  for redeemable preferred stock.....                        (1,160)    (3,750)                                            (4,910)
  Accrued stock dividends and
  accretion of Pay-in-Kind Preferred
  stock..............................                                     (225)                                              (225)
  Cumulative translation adjustment..                                                                              241        241
  Net loss for the year ended
    December 31, 1999................                                                            (13,261)                 (13,261)
                                      ----------  -------    ------    -------       -------    --------       -------   --------
Balance, December 31, 1999........... 10,766,300  $    11    $   --    $ 2,003       $ 9,331    $(26,998)      $   130   $(15,523)
                                      ==========  =======    ======    =======       =======    ========       =======   ========

                    The accompanying notes are an integral part of these financial statements.

                                      F-5



                                        RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)


                                                                                             Years Ended December 31,
                                                                                ---------------------------------------------------
                                                                                      1997              1998              1999
                                                                                ---------------   ---------------   ---------------
  Operating activities
      Net loss ..........................................................        $    (3,336)       $  (10,401)       $  (13,261)
      Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization ...................................                160             4,818             3,912
        Amortization of deferred loan costs .............................                 92             1,215             1,367
        Provision for doubtful accounts .................................              2,318             4,450             5,242
        Equity in losses on equity investments ..........................                 --                25               352
      Changes in other operating assets and liabilities:
        Vacation Interval receivables and other trade receivables .......             (5,753)          (11,383)          (14,342)
        Inventories .....................................................               (132)              164               (84)
        Refundable Mexican taxes.........................................             (3,375)              629            (1,033)
        Cost of unsold vacation ownership intervals and related club
          memberships ...................................................                627             8,515             4,038
        Deferred loan costs..............................................               (407)               69             1,296
        Prepaid and other assets ........................................             (1,460)              127            (2,128)
        Accounts payable and accrued liabilities  .......................              6,681                 7             2,092
        Taxes payable  ..................................................               (815)             (541)             (557)
        Unearned services fees ..........................................              1,070            (1,129)               (1)
                                                                                 -----------        ----------        ----------
Net cash used in operating activities                                                 (3,923)           (3,504)          (13,107)

Investing activities
      Purchase of vacation ownership business, net of cash acquired .....            (85,482)           (3,225)               --
      Purchase of land and other assets held for vacation ownership
        development .....................................................                (43)           (5,240)           (2,884)
      Additions to facilities and office furniture and equipment ........               (813)           (1,968)           (3,434)
                                                                                 -----------        ----------        ----------
Net cash used in investing activities ...................................            (86,338)          (10,433)           (6,318)

Financing activities
      Issuance of stock .................................................              1,013               325                --
      Proceeds from shareholder loans ...................................              4,900                --                --
      Proceeds from issuance of notes payable to a bank in connection
        with the purchase transactions ..................................             82,954                --                --
      Additional notes payable, net of related expenses .................              1,000            11,190            39,487
      Repayment of notes payable ........................................            (84,104)           (3,667)          (13,330)
      Purchase of Company's convertible preferred stock..................                 --                --            (1,500)
      Issuance of Senior Notes, less related expenses ...................             93,910                --               --
                                                                                 -----------        ----------        ----------
Net cash provided by financing activities ...............................             99,673             7,848            24,657

Increase (decrease) in cash and cash equivalents ........................              9,005            (6,089)            5,232
Effect of exchange rate changes on cash .................................                 --                44               119
Cash and cash equivalents, at beginning of the period ...................                 --             9,005             2,960
                                                                                 -----------        ----------        ----------
Cash and cash equivalents, at end of the period .........................        $     9,005        $    2,960        $    8,311
                                                                                 ===========        ==========        ==========

Supplemental disclosures of cash flow information
      Cash paid during the period for interest ..........................        $     3,252        $   14,053        $   15,873
      Cash paid during the period for income and asset taxes ............                183             1,672             1,171
Non-cash investing and financing activities
      Issuance of warrants in conjunction with debt offering ............        $     9,331        $       --        $       --
      Issuance of common stock in conjunction with debt offering ........              1,292                --                --
      Issuance of common stock in settlement of financial advisory fees .              1,000                --                --
      Conversion of shareholder loans to preferred stock ................              3,750                --                --
      Issuance of preferred stock in conjunction with purchase of
        Whiski Jack .....................................................                 --             2,078                --
      Issuance of notes payable in conjunction with purchase of land                      --             5,000                --
      Dividends paid in-kind upon preferred stock exchange ..............                 --                --             1,160
      Stock dividend accrued on preferred stock .........................                232               711               450
      Stock dividend issued on pay-in-kind preferred stock ..............                 --                --               225

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

Proforma Financial Information

     The following unaudited pro forma consolidated results of operations for the year ended December 31, 1997 and 1998 assume the Predecessor Business and Whiski Jack acquisitions occurred as of January 1, 1997 (in thousands except per share data)

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

Liquidity

     In connection with the Purchase Transactions, the Company borrowed approximately $83 million and replaced such borrowing with its Senior Notes. At December 31, 1999, the Company is, and will continue to be, highly leveraged, with substantial debt service requirements. A significant portion of the Company's assets are pledged against existing borrowings. The Company has a shareholder's deficit , has incurred losses since its inception and expects to incur a net loss for fiscal 2000. To achieve profitable operations, the Company is dependent on a number of factors, including its ability to reduce its debt service requirements, to increase its Vacation Interval inventory through development projects and through the acquisition of existing resort properties, and its ability to continually sell Vacation Intervals on an economical basis, taking into account the cost of such intervals and related marketing and selling expenses. The Company expects that its existing credit capacity, combined with additional credit capacity which must be negotiated during 2000, will be sufficient to enable the Company to meet its debt service obligations, including interest payments on its Senior Notes during 2000. The Company also expects to be able to fund capital requirements from anticipated capital project financings which have not yet been negotiated. However, should the Company not be able to successfully negotiate future secured credit capacity, there is no assurance that the Company will be able to meet all of its 2000 debt service payments. The Company has historically incurred debt and issued equity securities to fund negative cash flows from operating activities and to make the payments on previously incurred debt obligations.

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

Investment in the Teton Club

     The Teton Club, LLC ("Teton Club"), a joint venture between the Company and the owner and developer of the Teton Village ski area near Jackson Hole, Wyoming is developing 37 condominium units in Teton Village near Jackson, Wyoming. The financing for this project was arranged with FINOVA Capital Corporation and consists of $33.3 million for construction financing, $7.5 million for pre-sale working capital requirements and $20 million for receivables financing. The receivable financing is a hypothecation line-of-credit and will be used to repay the construction and pre-sale working capital loans and to fund operating expenses. As of December 31, 1999, Teton Club was not in compliance with a technical covenant related to the level of unit sales loan covenant but obtained a timely one-time waiver for such year-end non-compliance, and is currently in compliance and expects to be in compliance during 2000 and thereafter. The Company, as part of the financing arrangement, is directly obligated for $8.3 million of the construction loan, $1.9 million of the pre-sale working capital loan and $5 million of the receivables loan. Additionally, the Company is responsible for working capital deficits. The Company is also required to maintain certain covenants and ratios, including a specified yearly net worth. As of December 31, 1999, $8.7 million had been drawn on the construction portion of the financing, and $1.9 million had been drawn on the working capital portion of the financing.

Foreign Currency Accounting and Fluctuations

     The Company maintains its Mexican accounting records and prepares its financial statements for its Mexican subsidiaries in Mexican pesos. The accounts of the Mexican subsidiaries have been re-measured into United States ("U.S.") dollars. The Company's stated sales prices are U.S. dollar denominated as are a significant amount of its Vacation Interval contracts receivable. Additionally, the Company's debt is U.S. dollar denominated. Accordingly, the Mexican pesos are translated to U.S. dollars for financial reporting purposes in using the U.S. dollar as the functional currency and exchange gains and losses as well as translation gains and losses are reported in income and expense. The resulting net exchange and translation losses for the period August 18, 1997 through December 31, 1997 (the period the Company had operations in Mexico) and for the year ended December 31, 1998, were $1,333,000 and $4,299,000, respectively. The Company had a net exchange and translation gain for the year ended December 31, 1999 of $801,000. These net losses were primarily related to the decline in the value of the peso to the U.S. dollar during the years ended December 31, 1997 and 1998, and the net gain during 1999 was due to marginal recovery of rates during 1999.

     The following are the Mexican Peso exchange rates on a quarterly basis since August 1997:

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

     The Company uses the U.S. dollar as the functional currency in Mexico based on the Company's analysis of the salient factors for selection of functional currency. Therefore, the recent decline in the inflation rate in Mexico below the threshold for mandatory designation of the functional currency, as the U.S. dollar in Mexico will not change the Company's accounting for its Mexican operations.

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

Comprehensive Income

     Comprehensive income is defined by Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", and is net income plus direct adjustments to stockholders' equity. The cumulative translation adjustment of the Company's Canadian foreign subsidiaries is the only such direct adjustment applicable to the Company.

Cash and Cash Equivalents

     The Company considers demand accounts and short-term investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents included $0.8 million and $1.1 million in restricted funds at December 31, 1998 and 1999, respectively.

Vacation Interval Receivables and Concentration of Geographic and Credit Risk

     As of December 31, 1999, 81.2% of the Company's Vacation Interval sales entitled the owner, upon payment of a service fee, a defined right to use vacation ownership facilities at the Club Regina Resorts in Mexico. While the Company does not obtain collateral for such Vacation Interval receivables, the Company does not believe it has significant credit risk with regard to its Vacation Interval receivables, because in the instance of uncollectibility of a contract, the Company retains the right to recover and re-sell the underlying defaulted Vacation Interval. Historically, the Company has been able to re-sell such intervals at prices in excess of the defaulted receivable balances. Management believes the allowance for uncollectible accounts is adequate to cover probable losses inherent in the contracts receivable portfolio at December 31, 1999 and 1998.

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

Land Held for Vacation Ownership Development

     The Company owns a parcel of undeveloped beachfront property located in Cozumel, Mexico and a parcel of land adjacent to its Regina Resort located in Cabo San Lucas, Mexico. The Company plans to construct additional vacation ownership facilities on these parcels of land. Although preliminary architectural and engineering planning has commenced, no commitments have been made regarding these planned expansion projects. Further work on the Cozumel property will not occur prior to 2001.

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

Deferred Loan Costs

     The costs incurred in connection with the Senior Notes, various credit agreements and loans have been deferred and are being amortized over the terms of the Senior Notes, credit agreements and loans using the effective interest method. The balance of deferred loan costs was $7,413,000 and $7,342,000 at December 31, 1998 and 1999, respectively. Amortization expense for the years ended December 31, 1997, 1998 and 1999 totaled $92,000, $1,215,000 and
$1,367,000, respectively, and is included in interest expense. The amounts reported for additional notes payable and issuance of Senior Notes in the Consolidated Statements of Cash Flows are net of deferred loan costs incurred of $407,000, $385,000 and $1,296,000 in 1997, 1998 and 1999, respectively.

Revenue Recognition

     The Company recognizes sales revenue on Vacation Intervals when a minimum 10% down payment is received, a binding sales contract is executed for which the refund or recession period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and the Company has completed substantially all of its obligations with respect to any continuing involvement with the Vacation Interval. In cases relating to sales of Vacation Intervals in projects under construction, revenue is recognized using the percentage-of-completion method. Under this method, the portion of revenue applicable to costs incurred, as compared to total estimated construction and direct selling costs, is recognized in the period of sale. The remaining amount is deferred and recognized as Vacation Interval sales in future periods as the remaining costs are incurred. For transactions which do not meet the criteria listed, the deposit method is used. Under this method, the sale is not recognized, a receivable is not recorded and inventory is nor relieved. Any cash received is carried as a liability until the sale an be recognized. The Company provides refunds to purchasers based on legal refund requirements applicable at the location of sale.

Advertising Expense

    The Company expenses advertising costs as incurred.

Loss Per Share

     Basic per share results are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Additionally, shares issuable for little or no consideration are considered common shares and are included in the computation of basic earnings per share. On December 5, 1997 in conjunction with the issue of Senior Notes, the Company issued warrants to purchase 1,869,962 shares of common stock at a conversion price of $.01 per share. Since the 1,869,962 common shares issuable under the Senior Notes warrants can be purchased for little or no cash consideration and these warrants were fully vested upon issuance, they are included in the computation of basis earnings per share as of the date they were issued.

     The following is a reconciliation of the numerator and denominator for basic and diluted loss per share (in thousands except share and per share data):


                                                                                 Years Ended December 31,
                                                              -------------------------------------------------------------
                                                                     1997                  1998                  1999
                                                              -----------------     -----------------     -----------------
Numerator - Basic and Diluted:
    Loss available to common shareholders .................       $   (3,568)         $   (11,112)          $   (13,936)
Denominator:
    Basic -
       Weighted average number of common shares ...........        8,843,383           10,747,409            10,766,300
       Weighted average number of common shares
          issuable for little consideration upon the
          exercise of Senior Note warrants ................          133,203            1,869,962             1,869,962
                                                                   ---------           ----------            ----------
                                                                   8,976,586           12,617,371            12,636,262
    Diluted -
     Adjustments:
       Warrants ............................ ..............               --                   --                    --
       Common stock options ...............................               --                   --                    --
       Preferred Stock ....................................               --                   --                    --
                                                                   ---------           ----------            ----------
                                                                   8,976,586           12,617,371            12,636,262
Loss per share
    Basic and diluted......................................       $    (0.40)         $     (0.88)          $     (1.10)

     At December 31, 1999, the Company had outstanding 634,000 stock options with a weighted-average exercise price of $4.22 per share, 500,000 common stock warrants with an exercise price of $5.00 per share and preferred stock with $5,225,000 of Liquidation Preference convertible upon redemption at the Company's option into shares of common stock valued at the Liquidation Preference. These warrants, common stock options and preferred stock were not included in diluted earnings per share as the exercise prices exceeded the estimated fair value of common stock. The Senior Notes warrants were included in both the computation of basis and diluted earnings per share.


Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     In accordance with Financial Accounting Standard ("SFAS No. 123"), "Accounting for Stock-Based Compensation" the Company accounts for transactions with other than employees in which goods and services are the consideration received for issuance of equity instruments based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measured.

Stock Based Compensation

     The Company grants stock options for a fixed number of shares to employees with an exercise price no greater than the fair value of the shares, as determined by the Board of Directors, at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principle Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for the stock option grants.

New Accounting Pronouncement

     In June 1998, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivatives Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. The Company currently does not employ derivative instruments and believes that the adoption of SFAS No. 133, required originally in the year 2000 and updated by SFAS No. 137 to year 2001, will not materially impact the Company.

     On December 3, 1999, the United States Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company has reviewed its revenue recognition procedures for each business segment and is satisfied that it is in compliance with the requirements of SAB No. 101.

     In March 2000, the FASB issued FASB Interpretation 44 which is titled "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25". The Company has reviewed its accounting for stock compensation and is satisfied that it is in compliance with the requirements of FASB Interpretation 44.

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
            Total  .......................................................         $  51,835         $  61,232
                                                                                   =========         =========

     Service fee receivables are from Vacation Interval owners for the payment of annual service fees. Other receivables are from Vacation Interval owners for charges while staying at the resorts, banks, credit card companies and other.

     At December 31, 1999, the weighted average interest rate earned on Vacation Interval receivables that were denominated in U.S. dollars was 15.0%, in Mexican pesos was 22.6% and UDI's was 8.3% and in Canadian dollars was 14.1%. These receivables are collected in monthly installments over periods ranging from 1 to 10 years, with a weighted average maturity of approximately five years as of December 31, 1999 and 1998. The overall weighted average interest rate is 15.7%. The interest rates range from 8% to 29%.

     The following table reflects the principal maturities of Vacation Interval receivables as of December 31, 1999 (in thousands):

         2000  ..........................................     $18,072
         2001  ..........................................      16,028
         2002  ..........................................      12,966
         2003  ..........................................       8,934
         Thereafter .....................................       7,875

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
                                                                                     ==========          ==========

     The Company writes off past due receivables after 240 days. Vacation Interval receivables are written off to the reserve for doubtful accounts after being reduced by the cost of the Vacation Interval recovered.

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

8.  REDEEMABLE PREFERRED STOCK

     The Company accrues dividends on redeemable preferred stock in the Consolidated Statement of Operations and Comprehensive Loss for amounts representing dividends not currently declared or paid, but which will be payable under the mandatory redemption provisions of the preferred stock.

Pay-in-Kind Preferred Stock

     On July 1, 1999, all 37,500 shares of the Class A Preferred Stock of the Company were exchanged for 50,000 shares of a new class of Pay-in-Kind Preferred Stock ("Pay-in-Kind Preferred") plus 500,000 five-year warrants to purchase the Company's Common Stock at $5.00 per share. The Pay-in-Kind Preferred requires that annual dividends be paid, at the Company's option, either in cash equaling 9% of the Pay-in-Kind Preferred's $100 per share Liquidation Preference ("Liquidating Preference"), or in an equivalent number of shares of such Pay-in-Kind Preferred valued at the Liquidation Preference. As of December 31, 1999, the Company opted to pay a stock dividend of 2,250 shares. Also, the Company has the right, at its option, to redeem at any time the Pay-in-Kind Preferred, in whole or in part, but not later than December 1, 2004, at which time the redemption shall become mandatory, upon payment either in cash of the Liquidation Preference and all accrued and unpaid dividends or shares of capital stock valued at the Liquidation Preference.

     Upon any liquidation, dissolution or winding up of the Company, voluntary or involuntary (a "Liquidation"), the holders of the Pay-in-Kind Preferred shall be entitled to receive, out of assets of the Company which remain after satisfaction in full of all valid claims of creditors of the Company and which are available for payment to stockholders, and subject to the rights of the holders of any stock of the Company ranking senior to or on a parity with the Pay-in-Kind Preferred in respect of distributions upon Liquidation, before any amount shall be paid to or distributed among the holders of Common Stock or any Junior Securities in respect of distributions upon Liquidation, liquidating distributions per share of the Pay-in-Kind Preferred in the amount of the Liquidation Preference, plus an amount equal to the accrued and unpaid dividends thereon. If upon any Liquidation the amounts payable with respect to the stock and any other stock ranking as to any such distribution on a parity with the Pay-in-Kind Preferred are not paid in full, the holders of the Pay-in-Kind Preferred and such other stock shall share ratably in any distribution of assets in proportion to the full respective preferential amounts to which they are entitled.

     The Company recorded the 50,000 shares of Pay-in-Kind Preferred that were exchanged for the 37,500 shares of Class A Preferred at the carrying value of the Class A Preferred as of the date of the exchange. No value was assigned to the Common Stock warrants as the value was determined to be de minimis.

Convertible Preferred Stock

     In connection with the purchase of Whiski Jack, the Company issued 20,775 shares of Convertible Preferred Stock (Convertible Preferred) through its wholly owned subsidiary, Raintree Resorts International Canada, Ltd. (Raintree Canada). The shares are redeemable with a liquidation preference of $100 per share. The preferred shares accrue dividends at the rate of 10% per annum. As of December 31, 1999, 5,775 shares were outstanding. The cumulative unpaid dividends totaled $0.2 million at December 31, 1999. The Company redeemed 5,000 shares ($0.5 million) on each of April 1, 1999, July 31, 1999 and October 31, 1999. The Company redeemed the remaining outstanding shares during January and February 2000.

9.  PREFERRED STOCK DIVIDENDS

     Preferred stock dividends are recorded as a reduction to additional paid-in-capital as the Company has an accumulated deficit. The following is a summary of preferred stock dividends accrued for the years ended December 31,1997, 1998 and 1999, dollars in thousands:

                                                 1997        1998        1999
                                              ---------    --------    -------
 Class A Preferred ........................       232          619         309
 Convertible Preferred ....................        --           92         141
 Pay-in-Kind Preferred ....................        --           --         225
                                               ------       ------      ------
                                               $  232       $  711      $  675
                                               ======       ======      ======

     The following is a summary of preferred stock dividends paid for the years ended December 31,1997, 1998 and 1999, dollars in thousands:


                                               1997          1998        1999
                                             ---------    --------    --------
 Class A Preferred (A).....................    $   --       $   --      $1,160
 Convertible Preferred ....................        --           --          --
 Pay-in-Kind Preferred (B).................        --           --         225
                                               ------       ------      ------
                                               $   --       $   --      $1,385
                                               ======       ======      ======


Notes:

(A) In conjunction with the issuance of the Pay-in-Kind Preferred, the holders of the Class A Preferred received 50,000 shares of the Pay-in-Kind Preferred and 500,000 Common Stock warrants in exchange for all unpaid dividends as of June 30, 1999.

(B) At the Company's option, the dividends were paid with 2,250 additional shares of Pay-in-Kind Preferred.

     The Company is amortizing the excess of the $5 million Liquidating Preference over the $4.9 million recorded value of the Pay-in-Kind Preferred as additional dividends. The amortization period is from the issue date, July 1, 1999, to the final redemption date December 1, 2004.

10.  SHAREHOLDERS' EQUITY

Class A Preferred Stock

     On October 29, 1997, the Company issued 37,500 shares of Class A Preferred Stock (Class A Preferred) which provide for preferential annual dividends of $619,000 (16.5% of $3.75 million), accruing from and after August 18, 1997. The dividend rate shall be 20% after August 18, 2002. Cumulative dividends accrue dividends, on a quarterly basis, at the rate of 12% per year. Cumulative unpaid dividends totaled $851,000 at December 31, 1998. No cash dividends are required to be paid prior to an initial public offering ("IPO") of the Company's common stock or the sale of the Company.

     Upon any Liquidation of the Company, the holders of the Class A Preferred are entitled to receive, out of assets of the Company which remain after satisfaction in full of all valid claims of creditors of the Company and which are available for payment to stockholders, and subject to the rights of the holders of any stock of the Company ranking senior to or on a parity with the Class A Preferred in respect of distributions upon Liquidation, before any amount shall be paid to or distributed among the holders of Common Stock, or any other shares ranking junior to the Class A Preferred in respect of distributions upon Liquidation, liquidating distributions per share of the Class A Preferred in the amount of $100 per share, plus an amount equal to the accrued and unpaid dividends thereon. Preferred shares also provide that dividends will accrue monthly whether paid currently or not. Dividends may be paid by the Company, at its option in shares of common stock. The Class A Preferred is redeemable at the Company's option and is convertible at the holders option at the time of an IPO into shares of common stock.

     All the Class A Preferred was exchanged for Pay-In-Kind Preferred on July 1, 1999 (See Footnote 8 - Redeemable Preferred Stock).

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

Stock Option Summary - The Company has elected to follow APB No. 25 in accounting for its stock option plans. Under APB 25, the Company does not recognize compensation expense on the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. As required by SFAS 123, the Company has determined the pro forma information as if the Company had accounted for stock options granted under the fair value method of SFAS 123.

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

     The following are pro forma disclosures (in thousands, except share and per share data) that may not be representative of similar future disclosures because: (i) additional options may be granted in future years and (ii) the computations used to estimate the "fair value" of the stock options are subject to significant subjective assumptions, any one or all of which may differ in material respects from actual amounts. Furthermore, management believes that these disclosures may vary were the Company's common stock publicly traded.




                                                                                Years Ended December 31,
                                                                            -------------------------------------------------
                                                                                 1997              1998              1999
                                                                            -------------     -------------     -------------
Net loss available to common shareholders as reported  ............         $    (3,568)      $   (11,112)      $   (13,936)
Estimated "fair value" of stock options vesting during the periods.                  --              (192)               --
                                                                            -----------       -----------       -----------
Adjusted net loss  ................................................         $    (3,568)      $   (11,304)      $   (13,936)
                                                                            ===========       ===========       ===========


Adjusted loss per share - basic and diluted  ......................         $     (0.40)      $     (0.88)      $     (1.10)

Number of common shares used in the per share calculations:
   Basic and diluted ..............................................           8,976,586        12,617,371        12,636,262





     A summary of all the Company's stock option activity, and related information for the years ended December 31 follows:

                                                           1997                         1998                         1999
                                               -------------------------     -------------------------     -------------------------
                                                             Weighted-                     Weighted-                     Weighted-
                                               Options        Average         Options       Average         Options       Average
                                                (000)     Exercise Price      (000)     Exercise Price      (000)     Exercise Price
                                               -------    --------------     -------    ---------------    -------    --------------

Outstanding - beginning of the year .......       --         $      --         258         $     3.84        646         $    4.54
Granted ...................................      263              3.86         450               5.00         27              5.00
Exercised .................................       --                --          --                 --         --                --
Forfeited .................................        5              5.00          62               5.00         39              5.00
Outstanding - end of the year  ............      258              3.84         646               4.54        634              4.53
Exercisable at the end of the year  .......       57              3.67         165               4.09        289              4.22


     Exercise prices for options outstanding as of December 31, 1999 ranged from $2 to $5. The weighted-average remaining contractual life of those options is
8.3 years. The weighted-average grant-date fair value of options granted during 1997 was zero, during 1998 was $2.13 and during 1999 was zero.

     The following presents, as of December 31, 1999, a breakdown of the above stock option data by $2 and $5 options including for the total options - number of options outstanding, the weighted-average exercise price and weighted-average-average remaining life, and for currently exercisable options - the number of options and weighted-average exercise price:


                                                           Weighted-Average
                                       Weighted-Average      Remaining Life
                Number of Options       Exercise Price          In Years
               ------------------     -----------------     ----------------
               Total Options -
                      100,000                 $2.00                 7.6
                      534,000                 $5.00                 8.3

              Currently Exercisable -
                       75,000                 $2.00
                      214,000                 $5.00

Common Stock Warrants

     Senior Notes Warrants - On December 5, 1997 the Company issued seven-year warrants to purchase 1,869,962 shares of common stock at $.01 per share. The warrants were fully vested upon their issuance and there are no circumstances under which the warrants would have to be returned to the Company by the holders. The warrants became exercisable on June 30, 2000 and expire on December 1, 2004. The estimated fair market value of the warrants on the issue date (December 5, 1997) of the warrants was $4.99 per warrant or $9,331,000 in total. The fair market value was determined using the Black-Scholes option pricing model which results in a fair market value equal to the estimated stock price resulting from the minimal exercise price of $.01 per share.

     Pay-in-Kind Preferred Stock Warrants - on July 1, 1999 the Company issued five-year warrants to purchase 500,000 shares of common stock at $5.00 per share. The warrants were exercisable when issued. The estimated fair market value of the warrants on the issue date was determined to be deminimis. The fair market value was determined using the Black-Scholes option pricing model using a weighted-average assumption for risk-free interest rate of 5.78%, dividend yield of 0%, expected market price volatility factor of .66 and an option life of five years.


11.  INCOME TAXES

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

     The Company has approximately $96.7 million of Mexican net operating losses, which will begin to expire as follows: 2002 -- $5.1 million, 2003 -- $16.9 million, 2004 -- $38.0 million, 2005 -- $10.3 million, 2006 -- $0.9 million,  2007 -- $2.9 million, 2008 -- $19.9 million, and 2009 -- $2.7 million.
For financial statement purposes, a valuation allowance of $23.4 million has been recognized to offset the estimated $32.9 million of deferred tax assets related to those carryforwards. The Company has approximately $8.3 million of U.S. net operating losses, which will begin to expire as follows: 2019 -- $4.8 million, 2018 -- $3.0 million and 2017 -- $0.5 million. For financial statement purposes, a valuation allowance has been recognized to offset the estimated deferred tax assets related to these carryovers.

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

    Federal income taxes are as follows (in thousands):



Year Ended December 31, 1997                U. S.      Mexico      Total
----------------------------------        --------    --------    --------
   Federal income taxes
     Current ...........................  $     --    $    909    $    909
     Deferred ..........................        --          --          --
                                          --------    --------    --------
                                          $     --    $    909    $    909
                                          ========    ========    ========

Income tax expense (recovery) at
   the statutory rate...................  $   (390)   $   (175)   $   (565)
Increase (decrease) resulting from
   Non-deductible expenses..............        44          --          44
   Exchange losses net of tax inflation.        --         178         178
   Other ...............................       346         906       1,252
                                          --------    --------    --------
                                          $     --    $    909    $    909
                                          ========    ========    ========

Year Ended December 31, 1998                U.S.       Mexico      Canada       Total
----------------------------------        --------    --------    --------    --------
Federal income taxes
   Current .............................  $     --    $    100    $    572    $    672
   Deferred ............................        --          --          --          --
                                          --------    --------    --------    --------
                                          $     --    $    100    $    572    $    672
                                          ========    ========    ========    ========

Income tax expense (recovery) at
   the statutory rate...................  $(1,056)    $    212    $   (531)   $ (1,375)
Increase (decrease) resulting from
   Non-deductible expenses..............       160          --         960       1,120
   Exchange losses net of tax inflation.        --        (224)         --        (224)
   Other ...............................       896         112         143       1,151
                                          --------    --------    --------    --------
                                          $     --    $    100    $    572    $    672
                                          ========    ========    ========    ========


Year Ended December 31, 1999                U.S.       Mexico      Canada       Total
----------------------------------        --------    --------    --------    --------
Federal income taxes
   Current .............................  $     --    $     --    $    709    $    709
   Deferred ............................        --          --          --          --
                                          --------    --------    --------    --------
                                          $     --    $     --    $    709    $    709
                                          ========    ========    ========    ========

Income tax expense (recovery) at
   the statutory rate...................  $ (1,703)   $ (3,149)     $  (28)   $ (4,880)
Increase (decrease) resulting from
   Non-deductible expenses..............        --          --         558         558
   Foreign rate differential ...........        --          --         179         179
   Valuation allowance .................        --       3,149          --       3,149
   Other ...............................     1,703          --          --       1,703
                                          --------    --------    --------    --------
                                          $     --    $     --    $    709    $    709
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

12.  CONTINGENCIES AND COMMITMENTS

General

     The Company is subject to various claims arising in the ordinary course of business, and is a party to various legal proceedings which constitute ordinary routine litigation incidental to the Company's business. In the opinion of management, all such matters are either adequately covered by insurance or are not expected to have a material adverse effect on the Company.

Lease Information

     The Company leases administrative and sales office space and certain equipment under non-cancelable lease agreements. Total rent expense for the years ended December 31, 1997, 1998 and 1999 was approximately $317,000, $1,659,000, and $2,013,000, respectively. These operating leases expire in various years in the future. Some of these leases may be renewed. Future minimum payments under all of the Company's non-cancelable operating leases with initial terms of one year or more were as follows at December 31, 1999 (in thousands):

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
                                                                                                           =======


Canadian Condominium Acquisitions

     The Company has committed to purchase 20 condominium units in Whistler, British Columbia at an aggregate purchase price of $3.9 million. Deposits of $0.6 million have been paid prior to year end, and an additional $2.1 million was paid in March 2000. The balance of $1.2 million is to be paid during 2000, or thereafter, based on completion of construction and transfer of ownership.

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