Form 10-Q/A
period 2000-03-31
RAINTREE RESORTS INTERNATIONAL INC; CR RESORTS CAPITAL S DE R L DE C V
filed 2000-10-19
CIK 1058737, 1058736

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q/A

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

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................................................ 13

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................... 18

PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS................................................................................ 19
     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS........................................................ 19
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES.................................................................. 19
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................. 19
     ITEM 5. OTHER INFORMATION ............................................................................... 19
     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................................................. 19

SIGNATURES.................................................................................................... 20




                                              PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                   RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS
                                  (in thousands except share and per share data)
                                                                                                             (Unaudited)
                                                                                       December 31,           March 31,
                                                                                           1999                  2000
                                                                                     ------------------    -----------------

Assets
    Cash and cash equivalents ................................................            $     8,311            $     8,698
    Vacation Interval receivables and other trade receivables, net............                 61,232                 70,346
    Inventories ..............................................................                    896                    763
    Refundable Mexican taxes .................................................                  4,521                  3,063
    Facilities and office furniture and equipment, net .......................                  5,255                  5,014
    Land held for vacation ownership development .............................                 24,119                 24,338
    Equity investments........................................................                  3,532                  3,482
    Cost of unsold vacation ownership intervals and related club memberships..                 23,605                 22,721
    Retained interest in hotel cash flows ....................................                  4,000                  4,000
    Deferred loan costs, net .................................................                  7,342                  6,987
    Prepaid and other assets  ................................................                  3,058                  3,333
                                                                                          -----------           ------------
Total assets .................................................................            $   145,871            $   152,745
                                                                                          ===========           ============

Liabilities and Shareholders' Investment

Liabilities
    Accounts payable and accrued liabilities  ................................            $    14,098            $    19,558
    Notes payable  ...........................................................                 44,787                 43,221
    Senior Notes, due 2004, net of unamortized original issue discount of
       $6,574 and $6,240 at December 31, 1999 and March 31, 2000, respectively                 93,426                 93,760
    Taxes payable  ...........................................................                  1,101                    752
    Unearned services fees ...................................................                  2,028                  6,201
                                                                                          -----------           ------------
Total liabilities  ...........................................................                155,440                163,492

Commitments and Contingencies

Redeemable Preferred Stock
    Pay-in-Kind preferred stock; par value $.001; 5,000,000 shares authorized,
       52,250 shares issued and outstanding at March 31, 2000; aggregate
       liquidation preference: $5,343 at March 31, 2000 ......................                  5,143                  5,266
    Convertible preferred stock; $100 per share liquidation value;
       5,775 shares issued and outstanding at December 31, 1999 ..............                    811                     --
                                                                                          -----------           ------------
                                                                                                5,954                  5,266

Shareholders' Deficit
    Common stock; par value $.001; 45,000,000 shares authorized, 10,766,300
       shares issued and outstanding at December 31, 1999 and March 31, 2000..                     11                     11
    Additional paid-in capital ...............................................                  2,003                  1,883
    Warrants to purchase, 2,369,962 shares of common stock at December 31,
       1999 and March 31, 2000 ...............................................                  9,331                  9,331
    Accumulated deficit ......................................................                (26,998)               (27,351)
    Cumulative translation adjustment ........................................                    130                    113
                                                                                          -----------           ------------
Total shareholders' deficit ..................................................                (15,523)               (16,013)
                                                                                          -----------           ------------
Total liabilities and shareholders' deficit ..................................            $   145,871            $   152,745
                                                                                          ===========           ============



             The accompanying notes are an integral part of these financial statements.

                               RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                       (in thousands except per share data)


                                                                                                 (Unaudited)
                                                                                             Three Months Ended
                                                                                                  March 31,

                                                                                     ------------------------------------

                                                                                          1999                2000
                                                                                     --------------      ----------------

Statement of Operations
Revenues
   Vacation Interval sales .....................................................          $ 17,042              $ 18,010
   Rental and service fee income ...............................................             2,293                 2,479
   Interest income on Vacation Interval receivables.............................             2,077                 2,263
   Other income ................................................................               869                   680
                                                                                          ---------             ---------
     Total revenues ............................................................            22,281                23,432

Costs and operating expenses
   Cost of Vacation Interval sales..............................................             4,337                 4,218
   Provision for doubtful accounts .............................................             1,177                 1,420
   Advertising, sales and marketing ............................................             7,525                 7,604
   Maintenance and energy ......................................................             2,107                 2,824
   General and administrative ..................................................             2,780                 2,681
   Depreciation ................................................................               224                   343
   Amortization of goodwill ....................................................             1,096                    --
                                                                                          ---------             ---------
     Total costs and operating expenses ........................................            19,246                19,090
                                                                                          ---------             ---------
Operating income ...............................................................             3,035                 4,342
   Interest expense, net .......................................................             4,376                 5,357
   Equity in losses on equity investments.......................................                96                    76
   Foreign currency exchange (gains)/losses, net................................              (529)                 (778)
                                                                                          ---------             ---------
Net loss before taxes ..........................................................              (908)                 (313)
   Foreign income and asset taxes...............................................               256                    40
                                                                                          ---------             ---------
Net loss before preferred dividends ............................................            (1,164)                 (353)
   Preferred stock dividends ...................................................               207                   120
                                                                                          ---------             ---------
Net loss available to common shareholders ......................................          $ (1,371)             $   (473)
                                                                                          =========             =========

Net loss per share (Basic and Diluted)                                                    $   (.11)             $   (.04)

Weighted average number of common shares (Basic and Diluted)                                12,636                12,636

Comprehensive loss
Net loss before preferred stock dividends ......................................          $ (1,164)             $   (353)
Other comprehensive income, net of tax:
   Foreign currency translation adjustment .....................................                65                   (17)
                                                                                          ---------             ---------
Comprehensive loss .............................................................          $ (1,099)             $   (370)
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



                               RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)

                                                                                                     (Unaudited)
                                                                                                  Three Months Ended
                                                                                                      March 31,
                                                                                         -------------------------------------

                                                                                               1999                2000

                                                                                         -----------------    ----------------

  Operating activities
  Net loss ........................................................................          $  (1,164)          $    (353)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization ..............................................              1,653                 677
       Amortization of deferred loan costs ........................................                326                 378
       Provision for doubtful accounts ............................................              1,177               1,420
       Equity in losses on equity investments .....................................                 96                  76
       Changes in other operating assets and liabilities:
         Vacation Interval receivables and other trade receivables ................             (8,702)            (10,429)
         Cost of unsold vacation ownership intervals and related club memberships .              2,953                 890
         Prepaid and other assets .................................................               (378)               (277)
         Accounts payable and accrued liabilities .................................              5,538               5,469
         Taxes payable/refundable .................................................               (694)              1,112
         Unearned services fees....................................................              3,454               4,174
                                                                                             ----------          ----------
  Net cash provided by operating activities .......................................              4,259               3,137

  Investing activities
     Purchase of land and other assets held for vacation ownership development ....               (885)               (246)
     Additions to facilities and office furniture and equipment ...................               (265)               (105)
                                                                                             ----------          ----------
  Net cash used in investing activities ...........................................             (1,150)               (351)

  Financing activities
      Additional bank and other loans, net of related expenses ....................              2,013               2,648
      Repayment of bank loans .....................................................             (2,333)             (4,229)
      Dividend payments of and redemption of  preferred stock......................                 --                (808)
                                                                                             ----------          ----------
  Net cash used in financing activities ...........................................               (320)             (2,389)

  Increase in cash and cash equivalents ...........................................              2,789                 397
  Effect of exchange rate changes on cash .........................................                 30                 (10)
  Cash and cash equivalents, at beginning of the period ...........................              2,960               8,311
                                                                                             ----------          ----------
  Cash and cash equivalents, at end of the period .................................          $   5,779           $   8,698
                                                                                             ==========          ==========

  Supplemental disclosures of cash flow information
      Cash paid during the period for interest ....................................          $     366           $   1,008
      Cash paid (received) during the period for income and asset taxes ...........                628                (955)
  Non-cash investing and financing activities
      Stock dividends accrued and accretion of preferred stock ....................                401                 120


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

     In connection with the Purchase Transactions, the Company borrowed approximately $83 million and replaced such borrowing with its Senior Notes. At March 31, 2000, the Company is, and will continue to be, highly leveraged, with substantial debt service requirements. A significant portion of the Company's assets is pledged against existing borrowings. The Company has a shareholder's deficit, has incurred losses since its inception and expects to incur a net loss for fiscal 2000. To achieve profitable operations, the Company is dependent on a number of factors, including its ability to reduce its debt service requirements, to increase its Vacation Interval inventory through development projects and through the acquisition of existing resort properties, and its ability to continually sell Vacation Intervals on an economical basis, taking into account the cost of such intervals and related marketing and selling expenses. The Company expects that its existing credit capacity combined with additional credit, capacity which must be negotiated during 2000, will be sufficient to enable the Company to meet its debt service obligations, including interest payments on its Senior Notes through the first quarter of 2001. The Company also expects to be able to fund capital requirements from anticipated capital project financings which have not yet been negotiated. However, should the Company not be able to successfully negotiate additional credit capacity, there is no assurance that the Company would be able to meet all of its debt service obligations. The Company has historically incurred debt and issued equity securities to fund negative cash flows from operating activities and to make debt payments on previously incurred debt obligations.


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

     The condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading. The financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the three-month periods ended March 31, 1999 and 2000.

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

Loss Per Share

     Basic per share results are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Additionally, shares issuable for little or no consideration are considered common shares and are included in the computation of basic earnings per share. On December 5, 1997 in conjunction with the issue of Senior Notes, the Company issued warrants to purchase 1,869,962 shares of common stock at a conversion price of $.01 per share. Since the 1,869,962 common shares issuable under the Senior Notes warrants can be purchased for little or no cash consideration and these warrants were fully vested upon issuance, they are included in the computation of basic earnings per share as of the date they were issued.

     At March 31, 2000, the Company had outstanding 634,000 stock options with a weighted-average exercise price of $4.22 per share, 500,000 common stock warrants with an exercise price of $5.00 per share and preferred stock with $5,225,000 of Liquidation Preference convertible upon redemption at the Company's option into shares of common stock valued at the Liquidation Preference. These warrants, common stock options and preferred stock were not included in diluted earnings per share as the exercise prices exceeded the estimated fair value of common stock. The Senior Notes warrants were included in both the computation of basic and diluted earnings per share.


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
                                                                              =========             =========

     Allowances for uncollectible accounts increased by $1.4 million for additional estimated reserves, and decreased by $0.9 million for receivable write-offs net of recoveries during the first three months of 2000.

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

     The following table presents segment information (in thousands):

                                                                                          Corporate
                                                        Mexico            Canada          and Other          Total
                                                     -------------     -------------    --------------    ------------

As of and for the three months ended March 31, 2000
Revenues from external customers ..................  $   20,687         $   2,678        $     67         $  23,432
Depreciation and amortization......................         938                38              79             1,055
Operating income (loss) ...........................       4,832               143            (633)            4,342
Income tax expense.................................          20                20              --                40
Total assets ......................................     133,246            12,542           6,957           152,745
Capital expenditures ..............................         286                32              33               351


                                                                                          Corporate
                                                        Mexico            Canada          and Other          Total
                                                     -------------     -------------    --------------    ------------
As of and for the three months ended March 31, 1999
Revenues from external customers ..................  $   19,067         $  3,210         $      4         $  22,281
Depreciation and amortization......................          78            1,122              779             1,979
Operating income (loss) ...........................       4,627             (723)            (869)            3,035
Income tax expense.................................         100              156               --               256
Total assets ......................................     123,729           10,392            3,593           137,714
Capital expenditures ..............................         385               65              700             1,150


Corporate and Other

     The amounts shown as an operating loss under the column heading "Corporate and Other" consist primarily of general and administrative costs that are not allocated to the segments. Also, the U. S. joint venture is included in corporate operations and had equity losses of $0.1 million for the three months ended March 31, 1999 and 2000.


NOTE 6.  REDEEMABLE PREFERRED STOCK

Pay-in-Kind Preferred Stock

     On July 1, 1999, all 37,500 shares of the Class A Preferred Stock of the Company were exchanged for 50,000 shares of a new class of Pay-in-Kind Preferred Stock (Pay-in-Kind Preferred) plus 500,000 five-year Warrants to purchase the Company's common stock at $5.00 per share. Additionally, as of July 1, 1999, the Class A Preferred Stock had cumulative unpaid dividends totaling approximately $1.2 million that were deemed paid-in-kind as part of the Exchange. The Pay-in-Kind Preferred requires that annual dividends be paid either in cash equaling 9% of the Pay-in-Kind Preferreds' $100 per share Liquidation Preference, or in an equivalent number of shares of Pay-in-Kind Preferred valued at the Liquidation Preference. Furthermore, the Pay-in-Kind Preferred is redeemable at any time before December 1, 2004, at which time redemption is mandatory. As of March 31, 2000 the cumulative unpaid dividends on the Pay-in-Kind Preferred were $117,600.

Convertible Preferred Stock

     In connection with the purchase of Whiski Jack, the Company issued 20,775 shares of redeemable convertible preferred stock (Convertible Preferred Stock) through its wholly owned subsidiary, Raintree Resorts International

Canada, Ltd. (Raintree Canada). During January and February 2000, all shares had been redeemed. The shares accrued dividends at the rate of 10% per annum and dividends totaling $0.2 million were paid during 2000.


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


NOTE 9.  SUBSEQUENT EVENT

     On May 3, 2000, a newly formed subsidiary of the Company entered into a project development, management and sales agreement whereby the Company assumes full operating control and management of Cimarron Resorts in Palm Springs, California from the project owners, Royale Mirage Partners, L.P. ("RMP"). Under the agreement, the Company is entitled to all revenues from sales of Cimarron Resorts Vacation Intervals and is responsible for all sales and marketing as well as management and customer services. The Company will record the gross receipts from the sale of Vacation Intervals since the Company is required to indemnify RMP for any sale that is cancelled and take ownership of the Vacation Interval. The Company has not acquired any ownership interest in RMP, ownership of the time-share property or assumed any obligation under the RMP construction loan. Should the cost of construction exceed RMP's construction loan borrowing capacity, the Company would be required to assume such liabilities.

     The Company purchases Vacation Intervals from RMP as they are sold by the Company to Vacation Interval purchasers or are acquired for Company inventory purposes. Also, the Company will provide development management of project construction. The Company has acquired sales and administrative assets of $590,000 and assumed payment of unpaid liabilities of $777,000 with the excess of the liabilities assumed over the assets acquired to be recorded as an intangible asset. Under the agreement, the Company is required to pay RMP $2,346,000, and will recorded this as an accrued liability and an intangible asset (Exclusivity Agreement). The Company will repay the RMP obligation by payment of $575 for each interval it acquires from RMP or on June 30, 2003 the unpaid balance of the $2,346,000. Even if the Company is unable to sell all Vacation Intervals in the first phase by June 30, 2003, any remaining balance will still be due to RMP. The Company will recognize the expense associated with these intangible assets through amortization to cost of sales equal to the greater of (1) the aggregate amortization based on equal monthly charges through June 30, 2003, or (2) the aggregate amortization based on a ratable per Vacation Interval charge for each of the 4,080 Vacation Intervals to be sold in the first phase. The Company will recorded the transaction as a purchase.

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

     Corporate and other - Comparison of the three months ended March 31, 2000 to the three months ended March 31, 1999. The operating loss consist primarily of general and administrative costs that are not allocated to the segments. Also, the U. S. joint venture, the Teton Club, is included in corporate operations and had equity losses of $0.1 million for the three months ended
March 31, 1999 and 2000. The Teton Club is developing a 37-unit timeshare property, which will be completed in the second half of 2000, at which time the recording of sales by the Teton Club will commence.


Consolidated Results

     Comparison of the three months ended March 31, 2000 to the three months ended March 31, 1999.

     The Company believes that the following analysis is helpful to understand the changes in the activity levels between 1999 and 2000 (in thousands):


                                                                                                     Percentage
                                                                                     Increase         Increase
Three Months Ended March 31,                       1999              2000           (Decrease)       (Decrease)
                                              --------------    -------------     --------------  -----------------

Revenues:
Vacation Interval sales ............             $ 17,042          $ 18,010          $    968           5.7 %
Interest Income on Vacation Interval
   Receivables, rental and service
   fee income, and other income ....                5,239             5,422               183           3.5%
                                                 ---------         ---------         ---------
     Total .........................               22,281            23,432             1,151           5.2 %
                                                 =========         =========         =========
Costs and operating expenses:
Cost of Vacation Interval sales ....                4,337             4,218              (119)         (2.7)%
Provision for doubtful accounts.....                1,177             1,420               243          20.6%
Advertising, sales and marketing....                7,525             7,604                79           1.0%
Maintenance and energy .............                2,107             2,824               717          34.0%
Depreciation and amortization.......                  224               343               119          53.1%
General and administrative..........                2,780             2,681               (99)         (3.6)%
Amortization of goodwill............                1,096                --            (1,096)       (100.0)%
                                                 ---------         ---------         ---------
     Total .........................             $ 19,246          $ 19,090          $   (156)         (0.8)%
                                                 ---------         ---------         ---------

Operating income ...................             $  3,035          $  4,342          $  1,307          43.1%
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

     The Company generates cash through principal collections and interest income from Vacation Interval receivables financing of Vacation Interval sales. Additionally, the Company uses Vacation Interval receivables as collateral in order to obtain loans. At March 31, 2000, the Company had $67.6 million of Vacation Interval receivables of which approximately (i) 58% of all of the Vacation Interval receivables were U.S. or Canadian dollar denominated (ii) 33% of all Vacation Interval receivables were denominated in UDI's, an obligation denominated in pesos which is adjusted for Mexican inflation, and (iii) 9% of all Vacation Interval receivables were denominated in pesos.

     As of March 31, 2000 and December 31, 1999, the Company had outstanding $100 million of 13% Senior Notes due 2004. Under the FINOVA credit line ("FINOVA"), $23.8 million and $24.9 million was outstanding with approximate interest rates of 10.8% and 10.6% at March 31, 2000 and December 31, 1999, respectively. The Textron credit line had an outstanding balance of $5.9 million and $7.1 million with interest rates of 10.75% and 10.5% at March 31, 2000 and December 31, 1999, respectively. The Bancomer loan which bears an interest rate of 12%, had an outstanding balance of $6.4 million and $6.8 million at March 31, 2000 and December 31, 1999, respectively. Bank debt and other debt which bore an average interest rate of 9.7%, had an outstanding balance of $2.9 million and $2.6 million at March 31, 2000 and December 31, 1999, respectively. Mortgages payable had an outstanding balance of $4.2 million and $3.4 million, with interest rates of 11.0% and 10.7% at March 31, 2000 and December 31, 1999, respectively.

     At June 30, 2000, the Company had outstanding $100 million of 13% Senior Notes due 2004, $22.1 million outstanding under the FINOVA credit line ("FINOVA"), which at period end bears interest at 11.5%, $9.4 million outstanding under the Textron credit line, which at period end bears interest at 11.5%, $5.3 million outstanding under the Bancomer loan, which at period end bears interest at 12%, $8.5 million of other debt bearing interest averaging 10.5%.

     The Company's borrowing capacity under the FINOVA credit facility currently includes a $20 million accounts receivable based credit facility and a $16.5 million inventory based non-revolving line of credit; the combined credit facility provides an aggregate borrowing limit of $34 million. The Company's borrowing capacity under the Textron credit facility is $10 million. The Company estimates that based on Vacation Interval receivables not currently pledged, approximately $8.2 million at March 31, 2000 and $2.0 million, $1.4 million and $0.6 million under the Finova and Textron lines of credit, respectively at June 30, 2000, were available for borrowing under the current credit facilities.

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

     At March 31, 2000, the Company had remaining developed inventory of vacation interval weeks of 4,271 at Club Regina and 1,083 at Whiski Jack, or 16% and 11%, respectively, of the total weeks available. Additionally, under the Cimarron agreement Mexico will have available two-bedroom inventory from
Cimarron Resorts to sell as Club Regina inventory that will further extend availability of inventory at Club Regina. The Company plans to increase its Vacation Interval inventory through development of additional properties and making acquisitions in the short term, including acquiring condominiums in Whistler, British Columbia, which includes the commitment to purchase 9 condominiums at an aggregate purchase price of approximately $1.5 million in the second quarter 2000, developing the Teton Club joint venture, acquiring intervals under the Cimarron project development, management and sales agreement, developing its land in Los Cabos, developing its land in Cozumel, and making acquisitions in Mexico, the United States and Canada.

     The Company believes that its current financial position plus borrowings available under the credit agreements will satisfy its currently planned 2000 capital expenditures of approximately $10.9 million. The 2000 planned expenditures include the development activities in Los Cabos and the purchase of Vacation Interval inventory in Whistler, British Columbia. The Los Cabos development will require project financing before development can proceed and the Company is negotiating for such financing with Mexican financial institutions. However, no commitment has been received from such financial institutions.

     At March 31, 2000, the Company is, and will continue to be, highly leveraged, with substantial debt service requirements. A significant portion of the Company's assets is pledged against existing borrowings. The Company has a shareholder's deficit, has incurred losses since its inception and expects to incur a net loss for fiscal 2000. To achieve profitable operations, the Company is dependent on a number of factors, including its ability to reduce its debt service requirements, to increase its Vacation Interval inventory through development projects and through the acquisition of existing resort properties, and its ability to continually sell Vacation Intervals on an economical basis, taking into account the cost of such intervals and related marketing and selling expenses. The Company expects that its existing credit capacity combined with additional credit capacity which must be negotiated during 2000 will be sufficient to enable the Company to meet its debt service obligations, including interest payments on its Senior Notes through the first quarter of 2001. The Company also expects to be able to fund capital requirements from anticipated capital project financings which have not yet been negotiated. However, should the Company be able to successfully negotiate additional credit capacity, there is no assurance that the Company would be able to meet all of its short-term debt service obligations. The Company has historically incurred debt or issued equity securities to fund negative cash flows from operating activities and to make the payments on previously incurred debt obligations.

     In the short-term, from June 2000 the Company is working to increase liquidity through hypothecation of its receivables. The Company anticipates it will need approximately $8.5 million in new working capital borrowings over the next 12 months. This will include expanding capacity under its current facilities and, if necessary, obtaining credit lines from new sources. Emphasis will be placed on the level of hypothecation of loans from Mexican buyers of Club Regina Vacation Intervals. These receivables are denominated in US dollars, Mexican pesos and Mexican UDI's. Currently the Company has a $10 million receivables hypothecation facility with Textron. The receivable pool, which provides the collateral for the Textron facility, is large enough to support a credit facility of almost $20.5 million at a loan value ratio of 82.5%. The company has begun discussions with Textron regarding the expansion of this credit facility to $15 or $20 million and anticipates that the facility will be expanded prior to the December 1st, 2000 and June 1st, 2001 Senior Notes interest payments.

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


                                      RAINTREE RESORTS INTERNATIONAL, INC.
                                      CR RESORTS CAPITAL, S.  DE  R.L.  DE  C.V.




Date:  October 18, 2000                     By  /s/ GEORGE E. ALDRICH
                                                  George E. Aldrich
                                          Senior Vice President - Finance
                                                 and Accounting
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX


     Exhibit No.            Description
     -----------            -----------------------

     10.1*           --     Letter Agreement to First Amended and Restated Loan
                            and Security Agreement dated April 23, 1999.
     27.1+           --     Financial Data Schedule



* Previously filed
+ Filed herein