Form 10-Q/A
period 2000-06-30
RAINTREE RESORTS INTERNATIONAL INC; CR RESORTS CAPITAL S DE R L DE C V
filed 2000-10-19
CIK 1058737, 1058736

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

                              --------------------
                                       1





                               RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                                                 TABLE OF CONTENTS



                                                                                                            Page

PART I. FINANCIAL INFORMATION

     ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS:
         Consolidated Balance Sheets as of
              December 31, 1999 and June 30, 2000 (Unaudited) ...............................................   3
         Consolidated Statements of Operations and Comprehensive Loss
              for the Three and Six Months ended June 30, 1999 and 2000 (Unaudited) .........................   4
         Consolidated Statements of Cash Flows
              for the Three Months ended June 30, 1999 and 2000 (Unaudited)..................................   5
         Notes to Consolidated Financial Statements (Unaudited) .............................................   6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................................  13

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................  20

PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS...............................................................................  21
     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.......................................................  21
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES.................................................................  21
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................  21
     ITEM 5. OTHER INFORMATION ..............................................................................  21
     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................................................  21

SIGNATURES.................................................................................................... 22





                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands except share and per share data)


                                                                                                             (Unaudited)
                                                                                       December 31,            June 30,
                                                                                           1999                  2000
                                                                                     ------------------    -----------------

Assets
    Cash and cash equivalents ....................................................          $   8,311            $   7,098
    Vacation Interval receivables and other trade receivables, net................             61,232               65,488
    Inventories ..................................................................                896                  725
    Refundable Mexican taxes .....................................................              4,521                2,656
    Facilities and office furniture and equipment, net ...........................              5,255                5,285
    Land held for vacation ownership development .................................             24,119               10,328
    Land held for sale ...........................................................                 --                8,000
    Equity investments............................................................              3,532                3,512
    Cost of unsold vacation ownership intervals and related club memberships......             23,605               20,714
    Retained interest in hotel cash flows ........................................              4,000                4,000
    Deferred loan costs, net .....................................................              7,342                6,633
    Exclusivity agreement and other ..............................................                 --                2,533
    Prepaid and other assets  ....................................................              3,058                4,100
                                                                                            ---------            ---------
Total assets .....................................................................          $ 145,871            $ 140,884
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

                                       3





              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (in thousands except per share data)
                                   (Unaudited)


                                                                  Six Months Ended                 Three Months Ended
                                                                      June 30,                          June 30,

                                                            -----------------------------     ------------------------------
                                                                1999            2000             1999             2000
                                                            -------------    ------------     ------------    --------------

Statement of Operations
Revenues
   Vacation Interval sales ........................           $ 32,300       $  35,287          $ 15,258        $  17,277
   Rental and service fee income ..................              4,582           5,552             2,289            3,073
   Interest income on Vacation Interval receivables              3,715           4,149             1,638            1,886
   Other income ...................................              1,683           1,314               814              634
                                                              --------       ---------          --------        ---------
     Total revenues ...............................             42,280          46,302            19,999           22,870
Costs and Operating Expenses
   Cost of Vacation Interval sales.................              8,609           8,453             4,272            4,235
   Provision for doubtful accounts ................              2,518           2,951             1,341            1,531
   Advertising, sales and marketing ...............             14,906          15,747             7,381            8,143
   Maintenance and energy .........................              4,931           5,938             2,824            3,114
   General and administrative .....................              5,349           5,583             2,569            2,902
   Depreciation ...................................                467             710               243              367
   Amortization of goodwill .......................              1,264             150               168              150
   Provision for loss on sale of land held for sale                 --           6,200                --            6,200
                                                              --------       ---------          --------        ---------
     Total costs and operating expenses ...........             38,044          45,732            18,798           26,642
                                                              --------       ---------          --------        ---------
Operating income (loss)............................              4,236             570             1,201           (3,772)
   Interest expense, net ..........................              8,723          10,652             4,347            5,295
   Equity in (gains)/losses on equity investments..                192              47                96              (29)
   Foreign currency exchange losses, net...........                198             996               727            1,774
                                                              --------       ---------          --------        ---------
Net loss before taxes .............................             (4,877)        (11,125)           (3,969)         (10,812)
   Foreign income and asset taxes..................                726              37               470               (3)
                                                              --------       ---------          --------        ---------
Net loss before preferred dividends................             (5,603)        (11,162)           (4,439)         (10,809)
   Preferred stock dividends ......................                401             254               194              134
                                                              --------       ---------          --------        ---------
Net loss available to common shareholders .........           $ (6,004)      $ (11,416)         $ (4,633)       $ (10,943)
                                                              ========       =========          ========        =========

Net loss per share
    (Basic and Diluted)............................           $  (0.48)      $   (0.91)         $  (0.37)       $   (0.87)

Weighted average number of common shares
    (Basic and Diluted)............................             12,636          12,636            12,636           12,636

Comprehensive Loss
Net loss before preferred stock dividends .........           $ (5,603)      $ (11,162)         $ (4,439)       $ (10,809)
Other comprehensive income:
   Foreign currency translation adjustment ........                185            (102)              120              (85)
                                                              --------       ---------          --------        ---------
Comprehensive loss ................................           $ (5,418)      $ (11,264)         $ (4,319)       $ (10,894)
                                                              ========       =========          ========        =========


   The accompanying notes are an integral part of these financial statements.




              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                     (Unaudited)
                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                         -------------------------------------

                                                                                                1999                 2000

                                                                                         ------------------     ----------------
  Operating activities
  Net loss ........................................................................           $ (5,603)          $ (11,162)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization .............................................              1,134               1,377
        Amortization of deferred loan costs .......................................                658                 760
        Amortization of goodwill ..................................................              1,264                 150
        Provision for loss on sale of land held for sale...........................                 --               6,200
        Provision for doubtful accounts ...........................................              2,518               2,951
        Equity in losses on equity investments ....................................                192                  47
        Changes in other operating assets and liabilities:
         Vacation Interval receivables and other trade receivables ................             (9,674)             (7,347)
         Cost of unsold vacation ownership intervals and related club memberships .              4,603               2,594
         Prepaid and other assets .................................................               (568)               (615)
         Accounts payable and accrued liabilities .................................              1,970                (415)
         Taxes payable/refundable .................................................               (805)              1,187
         Unearned services fees....................................................              1,650               2,599
                                                                                              --------           ---------
  Net cash used in operating activities ...........................................             (2,661)             (1,674)

  Investing activities
     Purchase of land and other assets held for vacation ownership development ....             (1,617)               (404)
     Deposit on land held for sale.................................................                 --               1,800
     Additions to facilities and office furniture and equipment ...................               (637)               (434)
                                                                                              --------           ---------
  Net cash (used in) provided by investing activities .............................             (2,254)                962

  Financing activities
     Additional bank and other loans, net of related expenses......................             12,463              14,152
     Repayment of bank loans ......................................................             (7,247)            (13,783)
     Dividend payments on and redemption of  preferred stock.......................               (500)               (813)
                                                                                              --------           ---------
  Net cash provided by (used in) financing activities .............................              4,716                (444)

  Decrease in cash and cash equivalents ...........................................               (199)             (1,156)
  Effect of exchange rate changes on cash .........................................                 96                 (57)
  Cash and cash equivalents, at beginning of the period ...........................              2,960               8,311
                                                                                              --------           ---------
  Cash and cash equivalents, at end of the period .................................           $  2,857           $   7,098
                                                                                              ========           =========

  Supplemental disclosures of cash flow information
      Cash paid during the period for interest ....................................           $  7,674           $   9,572
      Cash paid (received) during the period for income and asset taxes ...........              1,042                 (82)

  Non-cash investing activities
      Reclassify land held for sale, net of loss provision ........................           $     --           $   8,000

  Non-cash financing activities
        Stock dividends accrued and accretion on preferred stock ..................           $    401           $     254




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

     In connection with the Purchase Transactions, the Company borrowed approximately $83 million and replaced such borrowing with its Senior Notes. At June 30, 2000, the Company is, and will continue to be, highly leveraged, with substantial debt service requirements. A significant portion of the Company's assets is pledged against existing borrowings. The Company has a shareholder's deficit, has incurred losses since its inception and expects to incur a net loss for fiscal 2000. To achieve profitable operations, the Company is dependent on a number of factors, including its ability to reduce its debt service requirements, to increase its Vacation Interval inventory through development projects and through the acquisition of existing resort properties, and its ability to continually sell Vacation Intervals on an economical basis, taking into account the cost of such intervals and related marketing and selling expenses. The Company expects that its existing credit capacity, combined with additional credit capacity which must be negotiated during 2000 and 2001, will be sufficient to enable the Company to meet its debt service obligations, including interest payments on its Senior Notes through the second quarter of 2001. The Company also expects to be able to fund capital requirements from anticipated capital project financings, which have not yet been negotiated. However, should the Company not be able to successfully negotiate additional credit capacity, there is no assurance that the Company would be able to meet all of its short-term debt service obligations. The Company has historically incurred debt and issued equity securities to fund negative cash flows from operating activities and to make debt payments on previously incurred debt obligations.

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

     The Company purchases Vacation Intervals from RMP as they are sold by the Company to Vacation Interval purchasers or are acquired for Company inventory purposes. Also, the Company will provide development management of project construction. The Company has acquired sales and administrative assets of $590,000 and assumed payment of unpaid liabilities of $777,000 with the excess of the liabilities assumed over the assets acquired recorded as an intangible asset. Under the agreement, the Company is required to pay RMP $2,346,000 and has recorded this as an accrued liability and an intangible asset (Exclusivity Agreement). The Company will repay the RMP obligation by payment of $575 for each interval it acquires from RMP or on June 30, 2003, the unpaid balance of the $2,346,000. Even if the Company is unable to sell all Vacation Intervals in the first phase by June 30, 2003, any remaining balance will still be due to RMP. The Company will recognize the expense associated with these intangible assets through amortization to cost of sales equal to the greater of (1) the aggregate amortization based on equal monthly charges through June 30, 2003, or
(2) the aggregate amortization based on a ratable per Vacation Interval charge for each of the 4,080 Vacation Intervals to be sold in the first phase. The
Company has recorded the transaction as a purchase. At June 30, 2000, the Company has not acquired any inventory from RMP.

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

The net gains and losses are primarily related to the increases or declines in the value of the peso to the U.S. dollar during such periods.

     The following table presents foreign currency exchange gains and loss for the 1998, 1999 and 2000 by quarter (in thousands):

    Quarterly Gain/(Loss)            1998          1999            2000
-----------------------------       ------        ------          ------

First Quarter................    $   (829)        $  529        $    778
Second Quarter...............      (1,098)          (727)         (1,774)
Third Quarter................      (1,824)           443
Fourth Quarter...............        (523)           556


 The following table presents the quarterly exchange rates from December, 1998 for the Mexican Peso:


      Exchange rates                     Pesos           US Dollar
------------------------------          -------         -----------

December 31, 1998.............           9.865    =        $1.00
March 31, 1999................           9.516    =        $1.00
June 30, 1999.................           9.488    =        $1.00
September 30, 1999............           9.358    =        $1.00
December 31, 1999.............           9.522    =        $1.00
March 31, 2000................           9.233    =        $1.00
June 30, 2000.................           9.954    =        $1.00


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

Impairment of Long-Lived Assets and Identifiable Intangibles

     The Company periodically evaluates its long-lived assets and identifiable intangibles for impairment. If upon evaluation the Company's management believes that the cost of one of its assets may be impaired, the Company will (a) evaluate the extent to which that cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to that asset's carrying amount and (b) write down that carrying amount to market value or discounted cash flows value to the extent necessary.

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

     At June 30, 2000, the Company had outstanding 634,000 stock options with a weighted-average exercise price of $4.22 per share, 500,000 common stock warrants with an exercise price of $5.00 per share and preferred stock with $5,225,000 of Liquidation Preference convertible upon redemption at the Company's option into shares of common stock valued at the Liquidation Preference. These warrants, common stock options and preferred stock were not included in diluted earnings per share as the exercise prices exceeded the estimated fair value of common stock. The Senior Notes warrants were included in both the computation of basic and diluted earnings per share.

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

     The November 1999 $10 million receivables loan facility with Textron Financial Corporation ("Textron") is collateralized by the Company's notes receivable, with a limit of up to 30% of those notes denominated in Mexican pesos of which Textron will lend 80% on pledged notes, and the remainder in U.S. dollars on which Textron will lend 85% on pledged notes. The entire outstanding loan balance is to be paid in full on or before December 1, 2004. The loan bears a variable interest rate of the Chase Manhattan Bank prime rate plus 200 basis points that is adjusted on the first day of each month, with an interest rate of 10.5% and 11.5% as of December 31, 1999 and June 30, 2000, respectively. As of December 31, 1999 and June 30, 2000, the outstanding balance of the loan facility was $7,103,000 and $9,384,000, respectively.

     The November 1999 $7 million loan agreement with Bancomer is collateralized by all of the Company's UDI denominated notes receivable. The loan agreement extends credit to the Company for a fixed 30-month term from November 29, 1999 to May 29, 2002. Furthermore, the agreement requires the Company to pay back the principal in UDIs in 30 equal monthly installments plus accrued interest in the U.S. dollar equivalent amount of approximately $233,000 beginning on December 29, 1999. Also, the loan bears simple interest at a rate of 12% per annum, and as of December 31, 1999 and June 30, 2000, the outstanding balance was $6,750,000 and $5,361,000, respectively.

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


NOTE 8.  DEVELOPMENT AND CONSTRUCTION

     The Teton Club, LLC ("Teton Club"), is a joint venture between the Company and the owner and developer of the Teton Village area near Jackson Hole, Wyoming. The Teton Club has financing between FINOVA and the Teton Club consisting of $33.3 million for construction financing, $7.5 million for pre-sale working capital requirements and $20 million for receivables financing. The receivable financing is a hypothecation line-of-credit and will be used to repay the construction and pre-sale loans and to fund operating expenses. Also, the agreement requires the Teton Club to maintain certain minimum financial and operating ratio requirements. As part of the financing arrangement the Company is directly obligated for $8.3 million of the construction loan, $1.9 million of the pre-sale working capital loan and $5 million of the receivables loan. Additionally, the Company is responsible for any working capital deficits at the Teton Club. As of June 30, 2000, $20.0 million had been drawn on the construction portion of the financing, and $3.9 million had been drawn on the working capital portion of the financing.


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
                          ========         ======       =========         =======      ========          ======


     Mexico's Segment Results - Comparison of the six months ended June 30, 2000 to the six months ended June 30, 1999. Net sales increased $6.0 million, or 17.2%, and operating income decreased $3.7 million or 62.1% during the first half of 2000. The increases in net sales and operating income resulted from an overall increase in Vacation Interval sales prices and the number of weeks sold. The average price per week sold increased by $338, or 2.6%, and the number of weeks sold increased 333, or 16.4%. The average price per week sold increased in response to a price increase beginning the third week of December 1999. The decrease in operating income results from providing a provision for loss on land held for sale of $6.2 million.

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

COMPARISONS OF THE THREE MONTHS ENDED JUNE 30, 1999 TO THE THREE MONTHS ENDED JUNE 30, 2000.

Segment Results


                                                 For the Three Months ended June 30,
                      ------------------------------------------------------------------------------------------

                                                        Operating
                            Net                           Income                        Capital
                           Sales             %            (Loss)             %        Expenditures         %
                       --------------    ---------     -------------    ----------   --------------    ---------


 2000 -
 Mexico                  $ 20,024           87.6%       $ (2,591)           68.7%         $   343           34.8%
 Canada                     2,794           12.2%            (70)            1.9%             162           16.4%
 United States                 --            0.0%           (474)           12.5%             472           47.8%
 Corporate and other           52            0.2%           (637)           16.9%              10            1.0%
                         --------          ------       --------         --------         -------          ------
    Total                $ 22,870          100.0%       $ (3,772)          100.0%         $   987          100.0%
                         ========          ======       =========        ========         =======          ======

 1999 -
 Mexico                  $ 15,664           78.3%       $  1,291           107.5%         $   578           52.4%
 Canada                     4,331           21.7%            865            72.0%              91            8.2%
 Corporate and other            4            0.0%           (955)         (79.5)%             435           39.4%
                         --------          ------       --------         --------         -------          ------
    Total                $ 19,999          100.0%       $  1,201           100.0%         $ 1,104          100.0%
                         ========          ======       ========         ========         =======          ======


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

     Cost of unsold vacation ownership intervals and related club memberships (unit inventory) decreased approximately $2.9 million from approximately $23.6 million as of December 31, 1999 to approximately $20.7 million as of June 30, 2000. The sale of units reduced unit inventory by approximately $8.4 million, which was offset by purchases by Whiski Jack in Canada of approximately $4.3 million, and the remainder primarily for reinstatement of inventory from defaulting owners in Mexico.

     Exclusivity agreement and other intangibles were recorded in the second quarter in conjunction with the entering into the Cimarron Resorts Project Development, Management and Sales Agreement with Royale Mirage Partners, L.P. See footnote 1 "GENERAL INFORMATION - Cimarron Resorts Project Development, Management and Sales Agreement" for a discussion of this transaction.

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

     At June 30, 2000, the Company had remaining developed inventory of Vacation Interval weeks of 3,222 at Club Regina and 1,397 at Whiski Jack, or 13% and 14%, respectively, of the total weeks available. The Company's existing inventory in Mexico will provide it with approximately nine months of product available for sale. However, under the Cimarron agreement, Club Regina will have available two-bedroom inventory from Cimarron Resorts to sell as Club Regina inventory. Including the Vacation Interval inventory to be made available for sales by Club Regina effective as of July 2000 under the Cimarron Resorts Project Development, Management and Sales Agreement, the remaining Vacation Interval inventory of total weeks for Club Regina would have been 17% as of June 30, 2000. The Company plans to increase its Vacation Interval inventory through development of additional properties and making acquisitions in the short term, including developing the Teton Club joint venture, acquiring intervals under the Cimarron project development, management and sales agreement, developing its land in Los Cabos, and making acquisitions in Mexico, the United States and Canada.

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


                                      RAINTREE RESORTS INTERNATIONAL, INC.
                                      CR RESORTS CAPITAL, S.  DE  R.L.  DE  C.V.




Date October 18, 2000                    By:  /s/ George E. Aldrich
                                           --------------------------
                                               George E. Aldrich
                                          Senior Vice President - Finance
                                                and Accounting
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX


  Exhibit No.            Description



     27.1        --   Financial Data Schedule