Form 10-Q
period 2000-09-30
RAINTREE RESORTS INTERNATIONAL INC; CR RESORTS CAPITAL S DE R L DE C V
filed 2000-11-13
CIK 1058737, 1058736

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

                For the quarterly period ended September 30, 2000

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     As of September 30, 2000, the Registrant had 10,766,300 shares of Common Stock outstanding and Warrants to purchase 2,369,962 shares of Common Stock.


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

                              --------------------
                                       1





                               RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                                                 TABLE OF CONTENTS



                                                                                                            Page

PART I. FINANCIAL INFORMATION

     ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS:
         Consolidated Balance Sheets as of
              December 31, 1999 and September 30, 2000 (Unaudited) ..........................................   3
         Consolidated Statements of Operations and Comprehensive Loss
              for the Three and Nine Months ended September 30, 1999 and 2000 (Unaudited) ...................   4
         Consolidated Statements of Cash Flows
              for the Nine Months ended September 30, 1999 and 2000 (Unaudited)..............................   5
         Notes to Consolidated Financial Statements (Unaudited) .............................................   6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................................................  13

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................  20

PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS...............................................................................  21
     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.......................................................  21
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES.................................................................  21
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................  21
     ITEM 5. OTHER INFORMATION ..............................................................................  21
     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................................................  21

SIGNATURES.................................................................................................... 22





                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands except share and per share data)


                                                                                                             (Unaudited)
                                                                                       December 31,          September 30,
                                                                                           1999                  2000
                                                                                     ------------------    -----------------

Assets
    Cash and cash equivalents ....................................................          $   8,311            $   3,282
    Vacation Interval receivables and other trade receivables, net................             61,232               74,617
    Inventories ..................................................................                896                  800
    Refundable Mexican taxes .....................................................              4,521                2,380
    Facilities,office furniture and equipment, net ...............................              5,255                5,300
    Land held for vacation ownership development .................................             24,119               10,354
    Property held for sale .......................................................                 --                1,517
    Equity investments............................................................              3,532                  240
    Cost of unsold vacation ownership intervals and related club memberships......             23,605               16,423
    Retained interest in hotel cash flows ........................................              4,000                4,000
    Deferred loan costs, net .....................................................              7,342                6,105
    Exclusivity agreementand other intangibles ...................................                 --                2,815
    Prepaid and other assets  ....................................................              3,058                4,039
                                                                                            ---------            ---------
Total assets .....................................................................          $ 145,871            $ 131,872
                                                                                            =========            =========

Liabilities and Shareholders' Investment

Liabilities
    Accounts payable and accrued liabilities  ....................................          $  14,098            $  21,099
    Notes payable  ...............................................................             44,787               42,028
    Senior Notes, due 2004, net of unamortized original issue discount of $6,574
       and $5,268 at December 31, 1999 and September 30, 2000, respectively.......             93,426               89,232
    Taxes payable  ...............................................................              1,101                  215
    Unearned services fees .......................................................              2,028                3,207
                                                                                            ---------            ---------
Total liabilities  ...............................................................            155,440              155,781

Commitments and Contingencies

Redeemable Preferred Stock
    Pay-in-Kind preferred stock; Par value $.001; 5,000,000 shares authorized,
       52,250 shares issued and outstanding at September 30, 2000; aggregate
       liquidation preference of $5,578 at September 30, 2000 ....................              5,143                5,509
    Convertible preferred stock; $100 per share liquidation value; 5,775 shares
       issued and outstanding at December 31, 1999 ...............................                811                   --
                                                                                            ---------            ---------
                                                                                                5,954                5,509
Shareholders' Deficit
    Common stock; par value $.001; 45,000,000 shares authorized, 10,766,300 shares
       issued and outstanding at December 31, 1999 and September 30, 2000.........                 11                   11
    Additional paid-in capital ...................................................              2,003                1,627
    Warrants to purchase, 2,369,962 shares of common stock at December 31, 1999
       and September 30, 2000 ....................................................              9,331                9,331
    Accumulated deficit ..........................................................            (26,998)             (40,359)
    Cumulative translation adjustment ............................................                130                  (28)
                                                                                            ---------            ---------
Total shareholders' deficit ......................................................            (15,523)             (29,418)
                                                                                            ---------            ---------
Total liabilities and shareholders' deficit ......................................          $ 145,871            $ 131,872
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

                                       3





              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      (in thousands except per share data)
                                   (Unaudited)


                                                                  Nine Months Ended                 Three Months Ended
                                                                    September 30,                      September 30,

                                                            -----------------------------     ------------------------------
                                                                1999            2000             1999             2000
                                                            -------------    ------------     ------------    --------------

Statement of Operations
Revenues
   Vacation Interval sales ........................           $ 48,620       $  55,529          $ 16,320        $  20,242
   Rental and service fee income ..................              6,749           8,142             2,167            2,590
   Interest income on Vacation Interval receivables              5,459           6,213             1,744            2,064
   Other income ...................................              2,309           2,014               626              700
                                                              --------       ---------          --------        ---------
     Total revenues ...............................             63,137          71,898            20,857           25,596
Costs and Operating Expenses
   Cost of Vacation Interval sales.................             13,029          13,175             4,420            4,722
   Provision for doubtful accounts ................              3,759           4,671             1,241            1,720
   Advertising, sales and marketing ...............             22,471          25,010             7,565            9,263
   Maintenance and energy .........................              8,122           9,418             3,191            3,480
   General and administrative .....................              8,110           8,926             2,761            3,343
   Depreciation ...................................                733           1,093               266              383
   Amortization of goodwill .......................              1,264             150                --               --
   Loss on sale of propert                                          --           7,249                --            1,049
                                                              --------       ---------          --------        ---------
     Total costs and operating expenses ...........             57,488          69,692            19,444           23,960
                                                              --------       ---------          --------        ---------
Operating income ..................................              5,649           2,206             1,413            1,636
   Interest expense, net ..........................             13,320          15,824             4,597            5,172
   Equity in (gains)/losses on equity investments..                577           1,106               385            1,059
   Foreign currency exchange (gains)/losses, net...               (245)            241              (443)            (755)
                                                              --------       ---------          --------        ---------
Net loss before taxes .............................             (8,003)        (14,965)           (3,126)          (3,840)
   Foreign income and asset taxes..................                935            (583)              209             (620)
                                                              --------       ---------          --------        ---------
Net loss before taxes extraordinary gain ..........             (8,938)        (14,382)           (3,335)          (3,220)
   Extinguishment of debt, net of taxes ...........                 --           1,021                --            1,021
                                                              --------       ---------          --------        ---------
Net loss before preferred dividends................             (8,938)        (13,361)           (3,335)          (2,199)
   Preferred stock dividends ......................               (544)           (376)             (143)            (122)
                                                              --------       ---------          --------        ---------
Net loss available to common shareholders .........           $ (9,482)      $ (13,737)         $ (3,478)       $  (2,321)
                                                              ========       =========          ========        =========

Net loss per share before extraordinary gain
    (Basic and Diluted)............................           $  (0.75)      $   (1.17)         $  (0.28)       $   (0.26)

Net loss per share
   (Basic and Diluted)............................            $  (0.75)      $   (1.09)         $  (0.28)       $   (0.18)

Weighted average number of common shares
    (Basic and Diluted)............................             12,636          12,636            12,636           12,636

Comprehensive Loss
Net loss before preferred stock dividends .........           $ (8,938)      $ (13,361)         $ (3,335)       $  (2,199)
Other comprehensive income:
   Foreign currency translation adjustment ........                176            (158)               (9)             (56)
                                                              --------       ---------          --------        ---------
Comprehensive loss ................................           $ (8,762)      $ (13,519)         $ (3,344)       $  (2,255)
                                                              ========       =========          ========        =========


   The accompanying notes are an integral part of these financial statements.




              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                     (Unaudited)
                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                         -------------------------------------

                                                                                                1999                 2000

                                                                                         ------------------     ----------------
  Operating activities
  Net loss ........................................................................           $ (8,938)          $ (13,361)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization .............................................              1,733               2,081
        Amortization of deferred loan costs .......................................              1,006               1,064
        Amortization of goodwill ..................................................              1,264                 150
        Loss on sale of land held for sale.........................................                 --               7,249
        Gain on extinguishment of debt ............................................                 --              (1,571)
        Provision for doubtful accounts ...........................................              3,759               4,671
        Equity in losses on equity investments ....................................                577               1,106
        Changes in other operating assets and liabilities:
         Vacation Interval receivables and other trade receivables ................            (14,146)            (18,277)
         Cost of unsold vacation ownership intervals and related club memberships .              7,005               7,098
         Prepaid and other assets .................................................               (952)             (1,577)
         Accounts payable and accrued liabilities .................................              6,359               3,954
         Taxes payable/refundable .................................................             (1,066)              1,271
         Unearned services fees....................................................                509               1,180
                                                                                              --------           ---------
  Net cash used in operating activities ...........................................             (2,890)             (4,962)

  Investing activities
     Purchase of land and other assets held for vacation ownership development ....             (1,702)               (694)
     Proceeds from sale of property................................................                 --               8,273
     Additions to facilities, office furniture and equipment ......................             (1,142)               (841)
                                                                                              --------           ---------
  Net cash (used in) provided by investing activities .............................             (2,844)              6,738

  Financing activities
     Additional bank and other loans, net of related expenses......................             17,549              18,849
     Repayment of bank loans ......................................................             (9,507)            (24,761)
     Dividend payments on and redemption of preferred stock........................             (1,000)               (813)
                                                                                              --------           ---------
  Net cash provided by (used in) financing activities .............................              7,042              (6,725)

  Increase (decrease) in cash and cash equivalents ................................              1,308              (4,949)
  Effect of exchange rate changes on cash .........................................                 96                 (80)
  Cash and cash equivalents, at beginning of the period ...........................              2,960               8,311
                                                                                              --------           ---------
  Cash and cash equivalents, at end of the period .................................           $  4,364           $   3,282
                                                                                              ========           =========

  Supplemental disclosures of cash flow information
      Cash paid during the period for interest ....................................           $  8,372           $   11,212
      Cash paid (received) during the period for income and asset taxes ...........              2,664                  (26)

  Non-cash financing activities
      Stock dividends accrued and accretion on preferred stock.....................           $    544            $     376






   The accompanying notes are an integral part of these financial statements.

              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                               September 30, 2000


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

     In connection with the Purchase Transactions, the Company borrowed approximately $83 million and replaced such borrowing with its Senior Notes. At September 30, 2000, the Company is, and will continue to be, highly leveraged, with substantial debt service requirements. A significant portion of the Company's assets is pledged against existing borrowings. The Company has a shareholders' deficit, has incurred losses since its inception and expects to incur a net loss for fiscal 2000 and 2001. To achieve profitable operations, the Company is dependent on a number of factors, including its ability to reduce its debt service requirements, to increase its Vacation Interval inventory through development projects and through the acquisition of existing resort properties, and its ability to continually sell Vacation Intervals on an economical basis, taking into account the cost of such intervals and related marketing and selling expenses. The Company expects that its existing credit capacity, combined with additional credit capacity which must be negotiated during 2000 and 2001, will be sufficient to enable the Company to meet its debt service obligations, including interest payments on its Senior Notes through the third quarter of 2001. The Company also expects to be able to fund capital requirements from anticipated capital project financings, which have not yet been negotiated. However, should the Company not be able to successfully negotiate additional credit capacity, there is no assurance that the Company would be able to meet all of its short-term debt service obligations unless it liquidated assets and reduced the size of its operations. The Company has historically incurred debt and issued equity securities to fund negative cash flows from operating activities and to make debt payments on previously incurred debt obligations.

Basis of Presentation

     The information contained in the following notes to the accompanying consolidated financial statements is condensed from that which would appear in the annual audited financial statements. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Form 10-K/A Annual Report for the year ended December 31, 1999, filed by the Company with the Securities and Exchange Commission.

     The condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes the presentation and disclosures herein are adequate to make the information not misleading. The financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the three and nine month periods ended September 30, 1999 and 2000.

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

     The Company purchases Vacation Intervals from RMP as they are sold by the Company to Vacation Interval purchasers or are acquired for Company inventory purposes. The Company will also provide development management of project construction. The Company has acquired sales and administrative assets of $0.6 million and assumed payment of unpaid liabilities of $1.1 million with the excess of the liabilities assumed over the assets acquired recorded as an intangible asset. Under the agreement, the Company is required to pay RMP $2,346,000 and has recorded this as an accrued liability and an intangible asset (Exclusivity Agreement). The Company will repay the RMP obligation by payment of $575 for each interval it acquires from RMP or on June 30, 2003, the unpaid balance of the $2,346,000. Even if the Company is unable to sell all Vacation Intervals in the first phase by June 30, 2003, any remaining balance will still be due to RMP. The Company will recognize the expense associated with these intangible assets through amortization to cost of sales equal to the greater of
(1) the aggregate amortization based on equal monthly charges through June 30, 2003, or (2) the aggregate amortization based on a ratable per Vacation Interval charge for each of the 4,080 Vacation Intervals to be sold in the first phase. The Company has recorded the transaction as a purchase. At September 30, 2000, the Company has not acquired any inventory from RMP.

     Cimarron Resorts consists of approximately 35 acres of land adjacent to two 18-hole golf courses developed and managed by OB Sports of Seattle, Washington and when fully developed will consist of 242 two-bedroom condominium units or 12,342 weekly intervals. Forty of such units were completed in July 2000. A commitment for a development loan by Textron has been received by the project owner for the development of the second 40 two-bedroom units and this construction is expected to begin during early 2001. The Company has the option to extend its agreement for the next construction stage consisting of 36 units no later than December 31, 2002 and it may thereafter exercise its option in succeeding stages of 42, 44 and 40 units on or before March 31, 2004, June 30, 2005 and September 30, 2006, respectively. The agreement terminates if an option for any succeeding stage is not selected and upon the completion of any stage selected but not completed. The Company placed Cimarron Resorts into its Club Regina operations to be sold as Club Regina two-bedroom inventory, and for exchange purposes into its Raintree Vacation Club.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Certain items in the September 30, 1999 financial statements have been reclassified to conform to the September 30, 2000 presentation, and the Company has reclassified the December 31, 1999 balance sheet to reflect accrued preferred stock dividends on cumulative preferred stock as an increase in the value of the preferred stock and a reduction in the additional paid-in capital.

New Accounting Pronouncements

     On December 3, 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 (SAB 101). The staff deferred the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. SAB 101 reflects the basic principle of revenue recognition in existing U.S. generally accepted accounting principles. SAB 101 does not supersede any existing authoritative literature. Management has reviewed the staff's views presented in SAB 101 and does not believe the adoption of SAB 101 will have a material impact on the financial position or results of operations of the Company.

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

     The following presents the foreign currency exchange gains and loss for the year 1998, 1999 and 2000 by quarter (in thousands):

    Quarterly Gain/(Loss)            1998          1999            2000
    ---------------------           ------        ------          ------

First Quarter................    $   (829)        $  529        $    778
Second Quarter...............      (1,098)          (727)         (1,774)
Third Quarter................      (1,824)           443             755
Fourth Quarter...............        (523)           556


The following table presents the quarterly exchange rates from December 1998 for the Mexican Peso:

      Exchange Rates                     Pesos           U.S. Dollar
------------------------------          -------         -------------

December 31, 1998.............           9.865    =         $1.00
March 31, 1999................           9.516    =         $1.00
June 30, 1999.................           9.488    =         $1.00
September 30, 1999............           9.358    =         $1.00
December 31, 1999.............           9.522    =         $1.00
March 31, 2000................           9.233    =         $1.00
June 30, 2000.................           9.954    =         $1.00
September 30, 2000............           9.429    =         $1.00



The future valuation of the Mexican peso related to the U.S. dollar cannot be determined, estimated or projected.

Cash and Cash Equivalents

     The Company considers demand accounts and short-term investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents include $1.7 million in restricted funds at September 30, 2000.

Land Held for Vacation Ownership Development

     The Company owns a parcel of land adjacent to its Regina Resort located in Cabo San Lucas, Mexico. The Company plans to construct additional vacation ownership facilities on this parcel of land. Although preliminary architectural and engineering planning has commenced, no commitments have been made regarding this planned expansion project.

     Land held for vacation ownership development includes the cost of land, and additionally, development costs and capitalized interest. Interest related to these developmental properties of $0.2 million and $0.5 million was capitalized during the three and nine months ended September 30, 1999 and $0.2 and $0.7 for the three and nine months ended September 30, 2000.

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

Loss Per Share

     Basic per share results are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Additionally, shares issuable for little or no consideration are considered common shares and are included in the computation of basic earnings per share ("EPS"). On December 5, 1997, in conjunction with the issue of Senior Notes, the Company issued warrants to purchase 1,869,962 shares of common stock at a conversion price of $.01 per share. Since the 1,869,962 common shares issuable under the Senior Notes warrants can be purchased for little or no cash consideration and these warrants were fully vested upon issuance, they are included in the computation of basic EPS as of the date they were issued.

     At September 30, 2000, the Company had outstanding 600,500 stock options with a weighted-average exercise price of $4.50 per share, 500,000 common stock warrants with an exercise price of $5.00 per share and preferred stock with $5,578,000 of Liquidation Preference convertible upon redemption at the Company's option into shares of common stock valued at the Liquidation Preference. These warrants, common stock options and preferred stock were not included in diluted EPS as the exercise prices exceeded the estimated fair value of common stock. The Senior Notes warrants were included in both the computation of basic and diluted EPS.

Goodwill

     On July 24, 1998, the Company acquired the assets and assumed certain liabilities of Whiski Jack Resorts Ltd. ("Whiski Jack") for approximately $6.6 million. The acquisition was accounted for as a purchase and, accordingly, the results of operations are included in the financial statements only for the periods subsequent to the date of acquisition. The purchase price has been allocated to the assets and liabilities assumed based upon the fair values at the date of acquisition. The excess purchase price over the fair values of the net assets acquired has been recorded as goodwill, totaling approximately $4.5 million, to be amortized pro rata as the individual weeks acquired in the acquisition are sold. Amortization expense was $1.3 million for the nine months ended September 30, 1999, respectively, and goodwill was fully amortized by the end of 1999. During the second quarter of 2000, $150,000 was expensed as goodwill relating to the final payment to the sellers of amounts due under a provision relating to achieving specific post-acquisition earnings.


NOTE 3.  VACATION INTERVAL RECEIVABLES AND OTHER TRADE RECEIVABLES

     Vacation Interval receivables and other trade receivables were as follows (in thousands):

                                                                           December 31,          September 30,
                                                                               1999                  2000
                                                                        -----------------      ----------------
     Vacation Interval receivables ................................           $ 63,875              $ 76,808
     Other trade receivables ......................................              5,424                 7,429
     Less - allowances for uncollectible accounts .................             (8,067)               (9,620)
                                                                              --------              --------
            Total  ................................................           $ 61,232              $ 74,617
                                                                              ========              ========

     Allowances for uncollectible accounts increased by $4.7 million for additional estimated reserves, and decreased by $3.1 million for receivable write-offs, net of recoveries during the first nine months of 2000.

     The Company estimates that at December 31, 1999 and at September 30, 2000, approximately 53% and 47%, respectively, of all of the Vacation Interval receivables were U.S. dollar denominated, 31% and 36%, respectively, of Vacation Interval receivables were denominated in UDIs, an obligation denominated in pesos which is adjusted for Mexican inflation ("UDI"), 9% and 11% respectively, of Vacation Interval receivables were denominated in Mexican pesos, and 7% and 6%, respectively, of Vacation Interval receivables were denominated in Canadian dollars.

NOTE 4.  NOTES PAYABLE

Summary of Notes Payable (in thousands) -

                                                                           December 31,     September 30,
                                                                               1999             2000
                                                                          ------------       -----------
     Notes Payable to Financial Institutions ............................    $    278          $  2,184
     Cabos West Notes Payable ...........................................       2,350             2,350
     Credit Agreement Notes and Loans ...................................      38,772            33,636
     Mortgages Payable ..................................................       3,387             3,858
                                                                             --------          --------
                                                                             $ 44,787          $ 42,028
                                                                             ========          ========

Notes Payable to Financial Institutions - The notes payable to financial institutions at December 31, 1999 had interest payable at 8.5%. In April 2000, the Company entered into a note payable to North Shore Credit Union, in connection with the Westin units purchased due on or before October 2001, with an interest rate of prime plus 2.5%, which totaled 10.0% at September 30, 2000.

Cabos West Notes Payable - On September 17, 1998, in connection with the Cabos West land purchase, the Company entered into notes payable secured by the land. The notes bear interest at approximately 10% and are due on demand.

Credit Agreement Notes - The November 1998 amended credit agreement with FINOVA Capital Corporation includes a receivables based credit facility of $20 million and a $16.5 million inventory based credit facility. The aggregate borrowing limit under the credit agreement is $34 million. FINOVA will lend 90% on pledged notes receivable denominated in United States dollars and held by United States, Canadian and Mexican residents (Mexican obligors limited to 15% of total receivables pledged). These notes are assigned to the lender and as payments are received, they are applied to this loan. The outstanding receivables loan balance bears interest at a fluctuating base rate plus 175 basis points, which was 10.25% and 11.25% per annum at December 31, 1999 and September 30, 2000, respectively. The outstanding inventory loan balance bears interest at a fluctuating base rate plus 225 basis points, which was 10.75% and 11.75% per annum at December 31, 1999 and September 30, 2000, respectively. Interest under the notes is due monthly. The fluctuating base rate is the "Corporate Base" rate of Citibank, N.A., New York, which the bank publicly announces from time to time, and is a rate charged by the bank to its most creditworthy commercial borrowers. Also, the agreement requires the Company to maintain certain minimum financial ratios including a minimum capital requirement. The receivables line of credit matures 84 months from the date of the last advance made against it, and the inventory based credit facility matures on June 30, 2001. As of December 31, 1999 and September 30, 2000, the outstanding balance of the receivables line of credit was $9,760,000 and $12,880,000, respectively, and of the inventory based credit facility was $15,159,000 and $8,081,000, respectively.

     The November 1999 $10 million receivables loan facility with Textron Financial Corporation ("Textron") is collateralized by the Company's notes receivable, with a limit of up to 30% of those notes denominated in Mexican pesos. Textron will lend 80% on these pledged notes, and the remainder in U.S. dollars on which Textron will lend 85%. The entire outstanding loan balance is to be paid in full on or before December 1, 2004. The loan bears a variable interest rate of the Chase Manhattan Bank prime rate plus 200 basis points that is adjusted on the first day of each month, with an interest rate of 10.5% and 11.5% as of December 31, 1999 and September 30, 2000, respectively. As of December 31, 1999 and September 30, 2000, the outstanding balance of the loan facility was $7,103,000 and $8,410,000, respectively.

     The November 1999 $7 million loan agreement with Bancomer is collateralized by the Company's UDI denominated notes receivable. The collateral maintained by the Company equals 2.5 times the outstanding borrowings under the loan. The loan agreement extends credit to the Company for a fixed 30-month term from November 29, 1999 to May 29, 2002. Furthermore, the agreement requires the Company to pay back the principal in UDIs in 30 equal monthly installments plus accrued interest in the U.S. dollar equivalent amount of approximately $233,000 beginning on December 29, 1999. Also, the loan bears simple interest at a rate of 12% per annum. As of December 31, 1999 and September 30, 2000, the outstanding balance was $6,750,000 and $4,265,000, respectively.

Mortgages Payable - Mortgages payable consist of the assignment of specific Whiski Jack Vacation Interval receivables to related and third party buyers. The average interest rates were 10.7% and 10.5% at December 31, 1999 and September 30, 2000, respectively. At December 31, 1999 and September 30, 2000, the
aggregate   principal
amount of mortgages payable to related parties was $1,014,000 and $1,274,709, respectively. Interest accrues on the mortgages at rates ranging from prime plus 3% to prime plus 7.75% per annum and is paid in monthly installments over periods ranging from twelve months to ten years.


NOTE 5.  OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

     The Company has only one line of business which develops, markets and operates luxury vacation ownership resorts in three geographic areas; Mexico, Canada and the United States. The United States operations also include the operations of a joint venture accounted for using the equity method of accounting. The Company's reportable segments are based on geographic area. The reportable segments are managed separately due to their geographic location with managers focused on improving and expanding each segment's operations. However resource allocation is not based on individual country results, but based on the best location for future resorts in order to enhance the Company's overall ability to sell timeshare under a club concept. Revenues are attributed to countries based on the location of the vacation ownership resorts.

     The following table presents segment information (in thousands):

                                                                                                      Corporate
                                                          Mexico           Canada        U.S. (*)      and Other         Total
                                                     ---------------     ----------    ----------    -------------    ------------

As of and for the three months ended
 September 30, 2000:
Revenues from external customers ................      $   22,797        $   2,627     $     --         $     172     $   25,596
Depreciation and amortization....................             285               40           42                16            383
Operating income (loss) .........................           2,917             (189)        (570)             (522)         1,636
Income tax expense...............................            (452)            (168)          --                --           (620)
Capital expenditures ............................             462              143           14                77            696

                                                                                         Corporate
                                                        Mexico             Canada        and Other          Total
                                                     ---------------     ----------    -------------     -----------
As of and for the three months ended
 September 30, 1999:
Revenues from external customers ................      $   16,730        $   4,123     $      4          $  20,857
Depreciation and amortization....................             216               35           15                266
Operating income (loss) .........................           1,534              548         (669)             1,413
Income tax expense...............................              --              209           --                209
Capital expenditures ............................             524               63            3                590


                                                                                                       Corporate
                                                        Mexico             Canada        U.S. (*)      and Other          Total
                                                     ---------------     ----------    ----------    -------------    ------------

As of and for the nine months ended
 September 30, 2000:
Revenues from external customers ................      $   63,508        $   8,099     $     --          $     291    $   71,898
Depreciation and amortization....................             863              226           66                 48         1,243
Operating income (loss) .........................           5,158             (116)      (1,044)            (1,792)        2,206
Income tax expense...............................            (399)            (184)          --                 --          (583)
Total assets (at end of period)..................         112,694           12,720        3,619              2,839       131,872
Capital expenditures ............................           1,091              337           17                120         1,565

                                                                                         Corporate
                                                        Mexico             Canada        and Other          Total
                                                     ---------------     ----------    -------------     -----------
As of and for the nine months ended
 September 30, 1999:
Revenues from external customers ................      $   51,461        $  11,664     $     12           $ 63,137
Depreciation and amortization....................             596            1,357           44              1,997
Operating income (loss) .........................           7,217              690       (2,258)             5,649
Income tax expense...............................             200              735           --                935
Total assets  (at end of period).................         121,465           10,719        4,072            136,256
Capital expenditures ............................           1,487              219        1,138              2,844


(*)  Effective May 3, 2000 the Company formed a new operating subsidiary in the U.S. for the purpose of selling Vacation Intervals.
    (See Footnote 1 - Cimarron Resorts Project Development, Management and Sales Agreement)

Corporate and Other

     The amounts shown as an operating loss under the column heading "Corporate and Other" consist primarily of general and administrative costs that are not allocated to the segments. Also, the U. S. joint venture is included in Corporate and Other, after the operating loss, and had equity losses of $0.4 million and of $1.1 million for the three months ended September 30, 1999 and 2000, respectively, and equity losses of $0.6 million and $1.1 million for the nine months ended September 30, 1999 and 2000, respectively.


NOTE 6.  REDEEMABLE PREFERRED STOCK

Pay-in-Kind Preferred Stock

     On July 1, 1999, all 37,500 shares of the Class A Preferred Stock of the Company were exchanged for 50,000 shares of a new class of Pay-in-Kind Redeemable Preferred Stock (Pay-in-Kind Preferred) plus 500,000 five-year warrants to purchase the Company's common stock at $5.00 per share. The Pay-in-Kind Preferred requires that annual dividends be paid either in cash equaling 9% of the Pay-in-Kind Preferred's $100 per share Liquidation Preference, or in an equivalent number of shares of Pay-in-Kind Preferred valued at the Liquidation Preference. Furthermore, the Company has the right, at its option to redeem at any time the Pay-in-Kind Preferred, in whole or in part, but not later than December 1, 2004, at which time redemption is mandatory upon payment in cash of the Liquidating Preference and all accrued and unpaid dividends or shares of capital stock valued at the Liquidating Preference. At December 31, 1999, the Company elected to pay dividends by issuing 2,250 shares of the Pay-in-Kind Preferred valued at the Liquidation Preference. As of September 30, 2000, the cumulative unpaid dividends on the Pay-in-Kind Preferred were $0.4 million.

Convertible Preferred Stock

     In connection with the purchase of Whiski Jack, the Company issued 20,775 shares of redeemable convertible preferred stock (Convertible Preferred Stock) through its wholly owned subsidiary, Raintree Resorts International Canada, Ltd. (Raintree Canada). During January and February 2000, all shares were redeemed. The shares accrued dividends at the rate of 10% per annum and dividends totaling $0.2 million were paid during first quarter 2000.


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


NOTE 8.  DEVELOPMENT AND CONSTRUCTION

     The Teton Club, LLC ("Teton Club"), is a joint venture between the Company and the owner and developer of the Teton Village area near Jackson Hole, Wyoming. The Teton Club has a financing commitment from FINOVA consisting of $33.3 million for construction financing, $7.5 million for pre-sale working capital requirements and $20.0 million for receivables financing. The receivable financing is a hypothecation line-of-credit and will be used to repay the construction and pre-sale loans and to fund operating expenses. Also, the agreement requires the Teton Club to maintain certain minimum financial and operating ratio requirements. As part of the financing arrangement, the Company is directly obligated for 25% of the construction loan, the pre-sale working capital loan and the receivables loan to the extent of nonpayment by the Teton Club. Additionally, the Company is responsible for any working capital deficits at the Teton Club. As of September 30, 2000, the Teton Club had drawn $25.0 million on the construction portion of the financing, and $5.3 million on the working capital portion of the financing.

NOTE 9.  LOSS ON SALE OF PROPERTY HELD FOR SALE

     The Company finalized the sale of its investment in Cozumel land and sold other property during third quarter 2000. The Company received total consideration of $8.3 million and recognized a net loss of $7.2 million. The Company anticipates selling the remaining property held for sale at September 30, 2000 during early 2001 and does not anticipate any further losses on such sales.


NOTE 10. EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT

     During the third quarter of 2000, the Company repurchased $5.5 million Senior Notes for $3.3 million. After adjusting the associated debt discount and deferred loan costs, the Company recorded an extraordinary gain of $1.0 million, net of related tax effects of $0.6 million. Since the Company is in a net loss position for tax purposes, the tax charge related to the gain on extinguishments of debt results in an equal tax benefit to tax expense before extraordinary items.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This  report  contains  forward-looking  statements  within the  meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations and beliefs concerning future events that involve risks and uncertainties, including those associated with the effects of (i) international, national and regional economic conditions and conditions in the international tourism and vacation ownership markets, (ii) the Company's capacity to integrate acquisitions that it has made, and (iii) the availability of capital resources necessary for the Company to execute its business strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Discussions containing such forward-looking statements may be found in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as elsewhere herein. Actual results may differ materially from those projected in the forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this report. Considering the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The following discussion should be read in conjunction with the financial statements of Raintree Resorts International, Inc. and related notes thereto, the management's discussion and analysis related thereto, all of which are included in the Form 10-K/A Annual Report for the year ended December 31, 1999, filed by the Company with the Securities and Exchange Commission and the financial statements and notes thereto contained herein.

COMPARISONS OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

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

The following presents segment data in thousands:


                                                  For the Nine Months ended September 30,
                      ------------------------------------------------------------------------------------------

                                                        Operating
                            Net                           Income                        Capital
                           Sales            %             (Loss)            %        Expenditures         %
                        -------------    ---------     -------------    ----------   --------------    ---------

 2000 -
 Mexico                   $ 63,508          88.3%       $   5,158          233.8%      $  1,091           69.7%
 Canada                      8,099          11.3%            (116)         (5.3)%           337           21.5%
 United States                  --           0.0%          (1,044)        (47.3)%            17            1.1%
 Corporate and other           291           0.4%          (1,792)        (81.2)%           120            7.7%
                          --------         ------       ---------         -------     ---------          ------
    Total                 $ 71,898         100.0%       $   2,206          100.0%      $  1,565          100.0%
                          ========         ======       =========         =======      ========          ======

 1999 -
 Mexico                   $ 51,461          81.5%       $   7,217          127.8%      $  1,487           52.3%
 Canada                     11,664          18.5%             690           12.2%           219            7.7%
 Corporate and other            12           0.0%          (2,258)        (40.0)%         1,138           40.0%
                          --------         ------       ---------         -------     ---------          ------
    Total                 $ 63,137         100.0%       $   5,649          100.0%      $  2,844          100.0%
                          ========         ======       =========         =======      ========          ======




     Mexico's Segment Results - Comparison of the nine months ended September 30, 2000 to the nine months ended September 30, 1999. Net sales increased $12.0 million, or 23.4%, and operating income decreased $2.0 million or 28.5% for the nine months ending September 30, 2000. The increase in net sales resulted from an overall increase in the number of Vacation Interval weeks sold. The number of weeks sold increased 838, or 28.5%. The decrease in operating income results from the loss on sale of property of $7.2 million.

     Canada's Segment Results - Comparison of the nine months ended September 30, 2000 to the nine months ended September 30, 1999. Net sales decreased $3.6 million primarily as the number of weeks sold decreased 40.8%. The decrease in weeks sold is reflective of a 30% decrease in tour flow primarily generated from its telemarketing operations, on-site sales office and owner referrals. However, operating income decreased by only $0.8 million because of a decrease in goodwill amortization of $1.1 million in the first nine months of 2000 and due to costs associated with Vacation Intervals sales decreasing along with sales.

     United States' Segment Results - Comparison of the nine months ended September 30, 2000 to the nine months ended September 30, 1999. The United States operations consist of the recent acquisition of Cimarron Resorts. The operating loss is comprised primarily of sales, marketing, advertising and general expenses. (See Footnote 1- Cimarron Resorts Project Development, Management and Sales Agreement)

     Corporate and other - Comparison of the nine months ended September 30, 2000 to the nine months ended September 30, 1999. The $0.5 million decrease in operating loss is primarily due to the decrease in accounting, tax and other consulting fees. The operating loss consists primarily of general and administrative costs that are not allocated to the segments.

Consolidated Results

     Comparison of the nine months ended September 30, 2000 to the nine months ended September 30, 1999.

     Vacation Interval sales increased by approximately $6.9 million, or 14.2%, from approximately $48.6 million for the nine months ended September 30, 1999 to approximately $55.5 million for the nine months ended September 30, 2000. Vacation Interval sales increased as the number of weeks sold increased by 518, or 13.9%, from 3,721 for the nine months ended September 30, 1999 to 4,239 for the nine months ended September 30, 2000.

     Rental and service fee income increased by $1.4 million, or 20.6% for the nine months ended September 30, 2000 compared to the comparable prior year period. The increase results from an increase of approximately 3,500 new members paying service fees during the first nine months of 2000 compared to the comparable prior year period.

     Interest income on Vacation Interval receivables increased by $0.8 million or 13.8% for the nine months ended September 30, 2000 compared to the comparable prior year period. The increase results from the higher amount of

Vacation Interval receivables outstanding during the first nine months of 2000 compared to the comparable prior year period.

     Provision for doubtful accounts increased by approximately $0.9 million, or 24.3%, from approximately $3.8 million for the nine months ended September 30, 1999, to approximately $4.7 million for the nine months ended September 30, 2000. This increase is in response to an increase in customer financing for the first nine months compared to the same nine months of the prior year. The Company computes a provision for doubtful accounts to achieve a balance sheet reserve of around 12% of Vacation Interval receivables. The Company believes that this reserve provides adequate coverage of default risk under current market conditions.

     Advertising, sales and marketing expense increased approximately $2.5 million, or 11.3%, from approximately $22.5 million for the nine months ended September 30, 1999, to approximately $25.0 million for nine months ended September 30, 2000. The acquisition of Cimarron increased advertising, sales and marketing approximately $0.6 million. Increased sales commissions, sales promotions and marketing programs associated with higher sales levels contributed to the increase as well. As a percent of Vacation Interval sales, advertising, sales and marketing decreased 3%.

     Maintenance and energy expenses increased approximately $1.3 million, or 16.0%, from approximately $8.1 million for the nine months ended September 30, 1999, to approximately $9.4 million for the nine months ended September 30, 2000. The increase in expenses was caused by maintenance and energy expenses associated with the acquisitions of units after the first nine months of 1999 including Villa Vera units in Mexico and the Westin units in Whiski Jack.

     General and administrative expenses increased approximately $0.8 million, or 10.1%, from approximately $8.1 million for the nine months ended September 30, 1999, to approximately $8.9 million for the nine months ended September 30, 2000. The Company's new operations at Cimarron resorts accounted for approximately $0.3 million of this increase. Additionally, in Mexico higher costs resulted from general inflation and an increase in revenues. As a percentage of revenue, general and administrative costs were nearly unchanged between periods.

     Depreciation expense increased by $0.4 million or 49.1% during the nine months ended September 30, 2000 compared to the comparable prior year period. The increase primarily relates to depreciation associated with assets acquired in conjunction with the December 1999 Villa Vera Hotel and Racquet Club acquisition and increased investments in computer equipment.

     For the first nine months of 1999, amortization of goodwill relates to the goodwill resulting from the acquisition of Whiski Jack, which was fully amortized during 1999. During for the second quarter 2000, a final payment was made to the sellers of $150,000 for achieving specific post-acquisition earnings, which was expensed during the period.

     The Company finalized the sale of its Cozumel property and certain other property held for sale in Mexico in the third quarter 2000 and recorded a loss of $7.2 million.

     Interest expense was approximately $2.5 million more in the first nine months of 2000 as compared to the first nine months of 1999 due primarily to interest costs associated with a higher level of debt outstanding and increased average interest rates between the periods. Average debt outstanding increased $21.9 million between periods, while the average interest rates increased from 13.0% to 13.3% for September 1999 and September 2000, respectively.

     Foreign currency exchange loss was approximately $0.2 million during the first nine months of 2000 compared to a gain of approximately $0.2 million during the first nine months of 1999. The increase in the loss between periods occurred due to a weaker peso against the U.S. dollar during the nine months of 2000 compared to the comparable prior year period.

     The Company purchased $5.5 million face value of Senior Notes which resulted in an extraordinary gain of $1.0 million, net of tax.

MEXICO'S INFLATION AND CURRENCY CHANGES

     Management believes that in interpreting the comparisons of operational results discussed above, two factors are of importance: currency exchange rates and inflation. Changes in costs between prior year and current year periods could be the result of increases or decreases in the peso exchange rate and inflation in Mexico. In particular, the average monthly peso exchange rate for the nine months ended September 30, 2000 strengthened when compared to the average monthly peso exchange rate for the nine months ended September 30, 1999. The Company estimates that current period costs settled in Mexican pesos increased by approximately 2% because of fluctuations in the average peso exchange rate between periods. In addition, the Company estimates that inflation in Mexico was approximately 9% since September 1999. Expenditures in Mexico for advertising, sales and marketing, maintenance and energy, and for general and administrative expenses are primarily settled in pesos, and were negatively impacted by the combined effects of inflation and peso changes.

COMPARISONS OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

Segment Results

     The following presents segment data in thousands:



                                                  For the Three Months ended September 30,
                      ------------------------------------------------------------------------------------------

                                                        Operating
                            Net                           Income                        Capital
                           Sales            %             (Loss)            %        Expenditures         %
                        -------------    ---------     -------------    ----------   --------------    ---------

 2000 -
 Mexico                   $ 22,797          89.1%       $   2,917          178.3%      $    462           66.4%
 Canada                      2,627          10.3%            (189)        (11.6)%           143           20.5%
 United States                  --           0.0%            (570)        (34.8)%            14            2.0%
 Corporate and other           172           0.6%            (522)        (31.9)%            77           11.1%
                          --------         ------       ---------        --------     ---------          ------
    Total                 $ 25,596         100.0%       $   1,636          100.0%      $    696          100.0%
                          ========         ======       =========        ========      ========          ======

 1999 -
 Mexico                   $ 16,730          80.2%       $   1,534          108.5%      $    524           88.8%
 Canada                      4,123          19.8%             548           38.8%            63           10.7%
 Corporate and other             4           0.0%            (669)         (47.3)%            3            0.5%
                          --------         ------       ---------         -------     ---------          ------
    Total                 $ 20,857         100.0%       $   1,413          100.0%      $    590          100.0%
                          ========         ======       =========         =======      ========          ======



     Mexico's Segment Results - Comparison of the three months ended September 30, 2000 to the three months ended September 30, 1999. Net sales increased $6.0 million, or 36.2%, and operating income increased $1.6 million or 124.5% during the third quarter 2000. The increase in net sales resulted from an overall increase in the number of weeks sold. The number of weeks sold increased 505, or 55.5%. The increase in operating income results from the addition of lower average cost inventory, the Villa Vera in Mexico, which occurred in the last quarter of 1999.

     Canada's Segment Results - Comparison of the three months ended September 30, 2000 to the three months ended September 30, 1999. Net sales decreased $1.5 million primarily as the number of weeks sold decreased 49.0%. The decrease in weeks sold is reflective of the 30% decrease in tour flow primarily generated from its telemarketing operations, on-site sales office and owner referrals. However, operating income decreased by only $0.7 million due to costs associated with Vacation Intervals sales decreasing along with sales.

     United States' Segment Results - Comparison of the three months ended September 30, 2000 to the three months ended September 30, 1999. The United States operations consist of the recent acquisition of Cimarron Resorts. The operating loss is comprised primarily of sales, marketing, advertising and general expenses. (See Footnote 1 - Cimarron Resorts Project Development, Management and Sales Agreement)

     Corporate and other - Comparison of the three months ended September 30, 2000 to the three months ended September 30, 1999. The operating loss consists primarily of general and administrative costs that are not allocated to the segments. The decrease in operating loss is primarily due to an increase in other income.

Consolidated Results

     Comparison of the three months ended September 30, 2000 to the three months ended September 30, 1999.

     Vacation Interval sales increased by approximately $3.9 million, or 24.0%, from approximately $16.3 million for the three months ended September 30, 1999 to approximately $20.2 million for the three months ended September 30, 2000. Vacation Interval sales increased primarily as the weeks sold increased 355, or 29.2%, from 1,216 to 1,571 for the three months ended September 30, 1999 and 2000, respectively.

     Rental and service fee income increased $0.4 million or 19.5% for the three months ended September 30, 2000 when compared to the comparable prior year period. This increase results from an increase of approximately 3,500 new members paying service fees during the three months ended September 30, 2000 when compared to the comparable prior year period.

     Interest income on Vacation Interval receivables increased by $0.3 million or 18.3% for the three months ended September 30, 2000 when compared to the comparable prior year period. The increase results from the higher amount of Vacation Interval receivables outstanding for the three months ended September 30, 2000 when compared to the comparable prior year period.

     Provision for doubtful accounts increased by approximately $0.5 million, or 38.6%, from approximately $1.2 million for the three months ended September 30, 1999, to approximately $1.7 million for the three months ended September 30, 2000. This increase is in response to an increase in customer financing in the third quarter of 2000 compared to the prior year third quarter. The Company computes a provision for doubtful accounts to achieve a balance sheet reserve of around 12% of Vacation Interval receivables. The Company believes that this reserve provides adequate coverage of default risk under current market conditions.

     Advertising, sales and marketing expense increased approximately $1.7 million, or 22.4%, from approximately $7.6 million for the three months ended September 30, 1999, to approximately $9.3 million for three months ended September 30, 2000. The acquisition of Cimarron accounted for approximately $0.3 million of this increase. Increased sales commissions, sales promotions and marketing programs associated with higher sales levels contributed to the increase as well. As a percent of sales, advertising, sales and marketing decreased 1.1% for the three months ending September 30, 2000 compared to the same period in the prior year.

     Maintenance and energy expenses increased approximately $0.3 million, or 9.1%, from approximately $3.2 million for the three months ended September 30, 1999, to approximately $3.5 million for the three months ended September 30, 2000. The increase in expenses was caused by acquisitions after the second quarter of 1999 of Villa Vera units in Mexico and Westin units in Whiski Jack.

     General and administrative expenses increased approximately $0.6 million, or 21.1%, from approximately $2.7 million for the three months ended September 30, 1999, to approximately $3.3 million for the three months ended September 30, 2000. The Company's new operations at Cimarron Resorts accounted for approximately $0.2 million of this increase. Additionally, in Mexico higher costs resulted from general inflation and an increase in revenue. As a percentage of revenue, general and administrative costs were nearly unchanged between periods.

     Depreciation expense increased by $0.1 million or 44.0% for the three months ended September 30, 2000 when compared to the comparable prior year period. The increase primarily relates to depreciation associated with assets acquired in conjunction with the December 1999 Villa Vera Hotel and Racquet Club acquisition and increased investments in computer equipment.

     The Company finalized the sale of its Cozumel property and certain other property held for sale in Mexico in the third quarter 2000 and recorded an additional loss of $1.0 million.

     Interest expense was approximately $0.6 million more in the third quarter of 2000 as compared to the third quarter of 1999 due primarily to interest costs associated with a higher level of debt outstanding and increased average interest rates between the periods. Average debt outstanding increased $17.0 million between periods, while the average interest rates increased from 13.0% to 13.3% for September 1999 and September 2000, respectively.

     Foreign currency exchange gain totaled approximately $0.8 million during the third quarter of 2000 compared to a gain of approximately $0.4 million during the third quarter of 1999. The increase in the gain between periods occurred due to a stronger peso against the U.S. dollar during the three months of 2000 compared to the comparable prior year period.

     The Company purchased $5.5 million face value of Senior Notes, which resulted in an extraordinary gain of $1.0 million, net of tax.


MEXICO'S INFLATION AND CURRENCY CHANGES

     Management believes that in interpreting the comparisons of operational results discussed above, two factors are of importance: currency exchange rates and inflation. Changes in costs between prior year and current year periods could be the result of increases or decreases in the peso exchange rate or inflation in Mexico. In particular, the average monthly peso exchange rate for the three months ended September 30, 2000 was nearly unchanged when compared to the average monthly peso exchange rate for the three months ended September 30, 1999. The Company estimates that inflation in Mexico was approximately 9% since September 1999. Expenditures in Mexico for advertising, sales and marketing, maintenance and energy, and for general and administrative expenses are primarily settled in pesos, and were negatively impacted by the effects of inflation.

COMPARISONS OF SEPTEMBER 30, 2000 BALANCE SHEET AMOUNTS TO DECEMBER 31, 1999 BALANCE SHEET AMOUNTS

     Vacation Interval receivables and other trade receivables increased approximately $13.4 million from approximately $61.2 million as of December 31, 1999 to approximately $74.6 million as of September 30, 2000. The increase in Vacation Interval receivables is related to the increase in the level of sales financing with approximately 1,600 additional loans. Other trade receivables increased due to the annual service fee billings in the first quarter of 2000 as well as an increase in the number of members being billed.

     Cost of unsold vacation ownership intervals and related club memberships (unit inventory) decreased approximately $7.1 million from approximately $23.6 million as of December 31, 1999 to approximately $16.5 million as of September 30, 2000. The sale of units reduced unit inventory by approximately $13.1 million, which was offset by purchases by Whiski Jack in Canada of approximately $4.7 million, and the remainder primarily from reinstatement of inventory from defaulting owners in Mexico.

     Exclusivity agreement and other intangibles were recorded in the second quarter in conjunction with entering into the Cimarron Resorts Project Development, Management and Sales Agreement with Royale Mirage Partners, L.P. See Footnote 1 "GENERAL INFORMATION - Cimarron Resorts Project Development, Management and Sales Agreement" for a discussion of this transaction.

     Refundable Mexican taxes decreased $2.1 million from $4.5 million to $2.4 million primarily due to receipt of a refund relating to prior period taxes paid.

     Accounts payable and accrued liabilities increased approximately $7.0 million from approximately $14.1 million as of December 31, 1999 to approximately $21.1 million as of September 30, 2000. The Cimarron operations increased accounts payable and accrued liabilities by $3.1 million. Additionally, accrued interest payable increased by $3.2 million due to the one month accrued interest on the Senior Notes at December 1999 compared to the four months accrued at September 30, 2000.

     Unearned service fees increased approximately $1.2 million from approximately $2.0 million as of December 31, 1999 to approximately $3.2 million as of September 30, 2000. This balance was higher because a majority of the related fees are typically invoiced at the beginning of each year and then earned throughout the year.

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

     The Company generates cash through principal collected and interest income from financing Vacation Interval receivables generated through Vacation Interval sales. Additionally, the Company uses Vacation Interval receivables as collateral in order to obtain loans. At September 30, 2000, the Company had $76.8 million of Vacation Interval receivables of which approximately (i) 53% of all of the Vacation Interval receivables were U.S. or Canadian dollar denominated (ii) 36% of all Vacation Interval receivables were denominated in UDI's, an obligation denominated in pesos which is adjusted for Mexican inflation, and (iii) 11% of all Vacation Interval receivables were denominated in pesos.

     As of September 30, 2000 and December 31, 1999, the Company had outstanding $94.5 million and $100 million, respectively, of 13% Senior Notes due 2004. Under the FINOVA credit line ("FINOVA"), $21.0 million and $24.9 million was outstanding with approximate interest rates of 11.4% and 10.6% at September 30, 2000 and December 31, 1999, respectively. The Textron credit line had an outstanding balance of $8.4 million and $7.1 million with interest rates of 11.5% and 10.5% at September 30, 2000 and December 31, 1999, respectively. The Bancomer loan, which bears an interest rate of 12%, had an outstanding balance of $4.3 million and $6.8 million at September 30, 2000 and December 31, 1999, respectively. Financial Institution debt, which bore average interest rates of 10.8% and 9.6%, had outstanding balances of $4.5 million and $2.6 million at September 30, 2000 and December 31, 1999, respectively. Mortgages payable had an outstanding balance of $3.9 million and $3.4 million, with average interest rates of 11.2% and 10.5% at September 30, 2000 and December 31, 1999, respectively.

     The Company's borrowing capacity under the FINOVA credit facility currently includes a $20 million accounts receivable based credit facility and a $16.5 million inventory based non-revolving line of credit; the combined credit facility provides an aggregate borrowing limit of $34 million. The Company's borrowing capacity under the Textron credit facility is $10 million. The Company estimates that based on Vacation Interval receivables not currently pledged, approximately $3.7 million at September 30, 2000 was available for borrowing under the credit facilities, $2.0 million and $1.7 million under the Finova and Textron lines of credit, respectively.

     Additionally, as part of the Teton Club financing arrangement with FINOVA, the Company is directly obligated for 25% of the outstanding borrowing or, $7.6 million at September 30, 2000 under the construction loan, the pre-sale working capital loan and the receivables loan. The Company is also responsible for any working capital deficits at the Teton Club.

     The Company pursues a growth-oriented strategy. From time to time, the Company acquires, among other things, additional vacation ownership properties, resorts and completed vacation ownership units, land upon which additional vacation ownership resorts may be built (which may require capital expenditures by the Company) and/or other operations in the vacation ownership industry. The Company is evaluating certain resort asset acquisition or development opportunities, but it currently has no contracts or capital commitments relating to any potential acquisitions or developments. However, the Company is actively pursuing financing for development of the Los Cabos land. In addition, the Company is evaluating several strategic partnership opportunities, but it likewise has no firm agreements relating to any such potential strategic partnership opportunities.

     In addition to accessing its lines of credit to finance its growth strategy, the Company may from time to time consider issuing debt, equity or other securities, entering into traditional construction financing or credit agreements, entering into joint venture or development agreements with respect to its undeveloped property, or hypothecating additional Vacation Interval receivables. The Company is highly leveraged and, under the Indenture, there are limitations on the Company's ability to borrow funds and make certain equity investments. Additionally, the Company is required under the credit agreements to maintain certain financial covenants, including minimum equity levels. Accordingly, there can be no assurance that the Company will be able to use debt to finance any expansion plans beyond its plans to finance its current commitments.

     At September 30, 2000, the Company had remaining developed inventory of Vacation Interval weeks of 1,951 at Club Regina and 1,267 at Whiski Jack, or 8% and 12.4%, respectively, of total weeks available. Club Regina will have available two-bedroom inventory from Cimarron Resorts to sell as Club Regina inventory. Including the Vacation Interval inventory to be made available for sales by Club Regina effective as of July 2000 under the

Cimarron Resorts Project Development, Management and Sales Agreement, the remaining Vacation Interval inventory of total weeks for Club Regina would have been 12% as of September 30, 2000. The Company plans to increase its Vacation Interval inventory through development of additional properties and making acquisitions in the short term, including developing the Teton Club joint venture, acquiring intervals under the Cimarron project development, management and sales agreement, developing its land in Los Cabos, and making acquisitions in Mexico, the United States and Canada.

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

     At September 30, 2000, the Company is, and will continue to be, highly leveraged, with substantial debt service requirements. A significant portion of the Company's assets is pledged against existing borrowings. The Company has a shareholders' deficit, has incurred losses since its inception and expects to incur a net loss for fiscal 2000 and 2001. To achieve profitable operations, the Company is dependent on a number of factors, including its ability to reduce its debt service requirements, to increase its Vacation Interval inventory through development projects and through the acquisition of existing resort properties, and its ability to continually sell Vacation Intervals on an economical basis, taking into account the cost of such intervals and related marketing and selling expenses. The Company expects that its existing credit capacity combined with additional credit capacity which must be negotiated during 2000 and 2001 will be required to enable the Company to meet its debt service obligations, including interest payments on its Senior Notes through the third quarter of 2001. The Company also expects to be able to fund capital requirements from anticipated capital project financings, which have not yet been negotiated. Should the Company not be able to successfully negotiate additional credit capacity, there is no assurance that the Company would be able to meet all of its short-term debt service obligations unless it liquidated assets and reduced size of its operations. The Company has historically incurred debt and issued equity securities to fund negative cash flows from operating activities and to make the payments on previously incurred debt obligations.

     In the short-term, the Company is working to increase liquidity through hypothecation of its receivables. The Company anticipates it will need approximately $20.0 million in new working capital borrowings over the next 12 months. This will include expanding capacity under its current facilities and, if necessary, obtaining credit lines from new sources. Emphasis will be placed on the level of hypothecation of loans from Mexican buyers of Club Regina Vacation Intervals. These receivables are denominated in US dollars, Mexican pesos and Mexican UDI's. Currently the Company has a $10 million receivables hypothecation facility with Textron. The receivable pool, which provides the collateral for the Textron facility, is large enough to support a loan of approximately $23.1 million at the current Textron advance rate. The Company has begun discussions with Textron regarding the expansion of this credit facility to $20.0 million and anticipates that the facility will be expanded prior to the December 1st, 2000 Senior Notes' interest payment.

     On a long-term basis, the Company has debt maturities of $25.8 million, $2.1 million, $0.2 million, $94.9 and $3.1 million in 2001, 2002, 2003, 2004 and thereafter, respectively. In order to meet obligations in the long-term, the Company will need to achieve profitable operations, reduce its high leverage position and expand its current credit facilities. Should the Company not achieve one or more of these requirements the Company's ability to continue to operate would be jeopardized.

     The Company is working to reduce its high leverage position. The Company believes that there are several opportunities that may facilitate a capital restructuring and is currently discussing several options with financial institutions and others. While the Company intends to continue to pursue such opportunities, there can be no assurance that a capital restructuring will occur during the next year.



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


                                      RAINTREE RESORTS INTERNATIONAL, INC.
                                      CR RESORTS CAPITAL, S.  DE  R.L.  DE  C.V.




Date: November 13, 2000           By:     /S/ George E. Aldrich
                                     ------------------------------------------
                                                George E. Aldrich
                                 Senior Vice President - Finance and Accounting
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX


  Exhibit No.               Description

     27.1        --   Financial Data Schedule