Form 10-K
period 2000-12-31
RAINTREE RESORTS INTERNATIONAL INC; CR RESORTS CAPITAL S DE R L DE C V
filed 2001-04-02
CIK 1058737, 1058736

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal year ended December 31, 2000.

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

Securities registered pursuant             Common Stock with $.001 Par Value
   to Section 12(b) of the Act:            13% Redeemable Senior Notes due 2004

Securities registered pursuant
   to Section 12(g) of the Act:                            None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

               The aggregate market value of the voting stock held
                   by non-affiliates as of December 31, 2000:
                                 Not Applicable.

     As of December 31, 2000, the Registrant had 10,766,300 shares of Common Stock outstanding and Warrants to purchase 4,369,962 shares of Common Stock.

     *CR Resorts Capital, S. de R.L. de C.V., a subsidiary of Raintree Resorts International, Inc., is a co-registrant, formed under the laws of the United Mexican States (Mexican tax identification number CRC 970811E5A).
                           -------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

      This report on Form 10-K includes 46 pages with the Index to Exhibits located on pages 42 to 45.

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

     Except as otherwise noted, (i) all references to the "Company" or "Raintree" are to Raintree Resorts International, Inc. and its subsidiaries and to the vacation ownership segment of the predecessor business (the "Predecessor Business"), and (ii) all references to "pesos" or "Ps." are to the currency of Mexico and all references to "dollars" or "$" are to U.S. dollars.

                                    BUSINESS

Overview

     Raintree is a developer, marketer and operator of luxury vacation ownership resorts in North America with resorts in Mexico, the United States, and Canada. The Company believes that by positioning itself in the luxury segment of the vacation ownership market and offering flexible ownership alternatives and membership benefits the Company is able to capitalize on the increasing acceptance of vacation ownership by high-income consumers who desire larger and more luxurious vacation accommodations than generally available at upscale hotels. The Company offers weekly memberships ("Weekly Memberships") that provide use by or ownership of a vacation week ("Vacation Week"), at Club Regina Resorts and Whiski Jack Resorts and fractional fee simple property interests typically of two to five week periods ("Fractional Memberships") at The Teton Club. The Company's resorts are located in popular beach, mountain and golf destinations, including Cancun, Los Cabos, Puerto Vallarta, Acapulco and Zihuatanejo in Mexico, Whistler, British Columbia, Jackson Hole, Wyoming and Palm Springs, California. The Company's future plans also include the development of a resort on ocean-front property it owns adjacent to its resort in Los Cabos as well as other locations in the United States, with focus primarily in the western regions of the United States. The Mexican resorts operate under the name "Club Regina" or the "Villa Vera" in Acapulco and Zihuatanejo, the Whistler location operates under the name "Whiski Jack
Resorts", the Jackson Hole resort is called "The Teton Club" and Cimarron Resorts is known as Club Regina Cimarron, a Palm Springs golf resort. Unless otherwise noted all resorts are referred to as "Raintree Resorts".

     The Company primarily targets high-income consumers of luxury vacation experiences. The Company markets two types of vacation ownership interests in resorts the Company owns, controls, or manages: Weekly Memberships and
Fractional Memberships (Fractional Memberships, together with Weekly Memberships, "Vacation Memberships"). Weekly Memberships provide Members the assurance of luxury accommodations in a studio or efficiency unit, a one- or two-bedroom fully furnished vacation unit for one week annually, representing an attractive alternative to hotel and lodging accommodations. Owners of Weekly Memberships also receive convenient check-in and checkout services, full-scale patron restaurants and bars, routine maid and room service, recreational facilities, health clubs, spas and a complete range of other personal services. Fractional Memberships provide owners a deeded interest to two- or three-bedroom, fully furnished vacation residences for multiple weeks and are an attractive, convenient, lower-cost alternative to "second home" ownership. Fractional Memberships will include most of the amenities described above and many additional personalized conveniences such as equipment and clothing storage, pre-arrival shopping services, on-site transportation, concierge services for a variety of activities and events, ski passes and golf club memberships or preferred tee-times, and maintenance and security services.

Growth Strategy

     The Company believes it can achieve significant growth internally and through an aggressive development and acquisition program. Key elements of this strategy include:

     Develop and Acquire Additional Resorts. The Company intends to concentrate its growth during the next two to three years in the development or acquisition of resort properties that will substantially increase the Company's revenues outside Mexico, while maintaining a strong supply of inventory for the "Raintree Vacation Club". The Raintree Vacation Club includes Club Regina (including the Villa Vera and Club Regina Cimarron), Whiski Jack and The Teton Club. The Company intends to develop additional vacation ownership resorts, in the immediate future, primarily in the Western United States, Mexico's Coast and Canada and then in other parts of North America. The Company's evaluation of resort development opportunities includes determination of the most desirable resort destinations in North America, the number of annual tourists, the availability of golf club memberships or preferred tee-times, property that is accessible to the resort area's primary activities such as skiing, availability of other amenities, including spas and luxury hotel type services and economic considerations. Where appropriate, the Company will seek attractive hotel operators to own and manage on-site hotels. In addition, the Company from time to time seeks opportunities to acquire vacation ownership companies and assets, including those with marketing and other programs which complement the Company's current operations throughout North America.

     Increase Sales of Vacation Memberships. The Company plans to increase the rate of sales of Vacation Memberships through: (i) increasing the number of sales locations as the Company expands and (ii) increasing the effectiveness of the marketing initiatives described above by increasing the use of marketing channels such as travel agents, real estate agents, ecological and wildlife based theme stores, domestic and international print media, cross-selling opportunities of additional Vacation Memberships and upgrades to existing owners and the world-wide web. As the number of Raintree Resorts increases and allows Members access to more of those properties, the Company believes that the resultant flexibility of its product will make its Vacation Memberships more attractive.

The Product

     The Company believes that by selling a membership it has created a product that provides members ("Members") with an attractive range of vacation planning choices and value, which, according to Lodging Magazine, is not generally available in connection with traditional vacation ownership products. The Company's memberships include Weekly Memberships and Fractional Memberships in one or more Raintree Vacation Clubs. See "Overview" for a discussion of the benefits available to Weekly Memberships and Fractional Memberships.

     The Raintree Vacation Club establishes a multiresort network together with related services for the purpose of providing its Members the privilege of reserving the use of accommodations and related facilities of resorts affiliated with the Raintree Vacation Club, and providing access to other benefits that the Raintree Vacation Club may provide from time to time. The exchange among Members is based on factors such as resort location, quality, size of unit and seasonal demand.

     Weekly Memberships. Weekly Memberships at the Club Regina Resorts allow its Members to stay at any Resort in Cancun, Los Cabos, Puerto Vallarta, Acapulco, Zihuatanejo and Palm Springs. Weekly Memberships at Whiski Jack Resorts are sold as a deeded interest in a specific unit for a specific week. Weekly Memberships range in price from approximately $7,450 to $16,950 for a studio unit with a maximum occupancy of two, approximately $10,950 to $23,950 for a one-bedroom unit with a maximum occupancy of four, and approximately $14,950 to $34,950 for a two-bedroom unit with a maximum occupancy of six. Each one- and two-bedroom unit contains a separate living room and kitchen area. Club Regina also offers bi-annual Weekly Memberships, in which the Member has access to the resorts in an every-other-year basis.

     Prior to January 2001, Weekly Memberships at the Club Regina Resorts were purchased for any combination of three seasons and three unit types: Holiday, Prime and Select seasons; studio, one- and two-bedroom units. Holiday Weekly Memberships allowed Members to use the resorts during any time of the year in the corresponding unit type including the five weeks of highest demand. Prime Weekly Memberships allowed Members to use the Club Regina Resorts during any time of the year in the corresponding unit type except the five weeks of highest demand, while Select Weekly Memberships allowed Members to use these resorts in the corresponding unit type during 17 weeks of traditionally lower demand. Weekly Memberships at the Club Regina Resorts were sold under the Company's flexible "floating week," "floating unit," and "floating resort" program. This program allowed a Member to use his or her Weekly Memberships at any time during the season to which it relates, or any less expensive season or unit type at any Club Regina Resort.

     Beginning in January 2001, the Company changed the structure of Weekly Memberships at Club Regina as part of integrating Club Regina into the Raintree Vacation Club and to offer greater flexibility in selling Weekly Memberships. Under the new structure Weekly Memberships at Club Regina can be purchased at any of the five membership types: Sapphire, Platinum, Gold, Silver or Bronze. The membership type determines the combination of the level of access a member has to a resort during the various seasons and holidays and the size of the unit the Member can choose.

     In addition, depending on the type of Weekly Membership purchased, the program gives a Member the flexibility to: (i) elect the time of year to vacation at a Raintree Vacation Club resort, (ii) stay at a Raintree Vacation Club Resort at different times during a single year by dividing such Member's week-long Weekly Membership into more than one segment, (iii) increase the number of weeks that such Member is entitled to stay at a Raintree Vacation Club Resort by dividing such Member's Membership unit into smaller-value Memberships and (iv) Members may divide their Weekly Membership into three split-week segments and thereby spend a portion of a week at a resort at one time and the other two portions at the same or other resorts at other times. For example, under this program, subject to availability, a Member that purchased a Gold Membership can elect to use a Silver week and a Bronze week at different resorts and different times, within the same year. Furthermore, if the reservation is made with 60 days or less prior to the check-in date, the Member can elect to split the weekly interval into up to three segments for use at a different time. In addition, Members of Raintree Vacation Clubs also benefit from the Company's participation in the vacation interval exchange network operated by Resort Condominiums International, Inc. ("RCI"), the world's largest vacation interval exchange organization with approximately 2.2 million vacation interval owners as members. Membership in RCI entitles Members, subject to availability, to exchange their Weekly Membership for occupancy at any of the approximately 3,500 other resorts participating in the RCI network. At Whistler, British Columbia, the Company sells a deeded interest to Weekly Membership purchasers. The deeded interests are marketed and generally sold in single week increments. The average price per Weekly Memberships sold in 2000 is $12,383.

     The Company sells its Vacation Memberships at Club Regina Resorts under a right-to-use membership entitling owners to a 50-year contractual right to use resort units, as permitted under Mexican law or a trust beneficiary right in the Cimarron Resorts in Palm Springs, California. The right to use includes the right to participate either in: (i) an extension of the contractual right to use if practicable under Mexican law or (ii) the proceeds from the sale of the Los Cabos, Cancun, Puerto Vallarta and Acapulco Resorts in 2047.

     Fractional Memberships. The Company's first vacation ownership resort featuring Fractional Memberships (See "Overview" for a discussion of Fractional Memberships) is The Teton Club in Jackson Hole, Wyoming. The sales office for The Teton Club opened in January 1999 and construction of the resort was completed in October 2000. Fractional Memberships are marketed and sold in two, three and five week packages and currently range from approximately $68,900 to $320,900 depending upon the amount of time, season and size of unit. The average sale per membership to date is $107,000. Through mid-March 2001, the Teton Club has sold $20.6 million representing approximately 32% of total sales value or 34% of Fractional Memberships available for sale. The Teton Club features fully furnished two- or three-bedroom units and includes membership in The Teton Pines Country Club and 2 ski passes while in residence. Additionally, Fractional Memberships allow a member to use his or her fractional property at any time during the year, subject to availability and seasonal concentration restrictions. All Raintree Resorts offering Fractional Memberships will feature luxury amenities such as steam showers and spa tubs; stone fireplaces; vaulted or high ceilings; and fully equipped kitchens. In addition, the Company allows these Members to exchange with the Company's resorts containing Weekly Memberships based on the availability of resorts and the type of vacation experience desired by Members through the Raintree Vacation Club. Members of other Raintree Resorts are able to use the Teton Club when Fractional Membership owners make such use available through the Raintree Vacation Club.

Sales and Marketing

     The Company employs a variety of programs to market its Weekly Memberships and Fractional Memberships. For example, Club Regina Resorts are located on properties shared with or co-located (a hotel located adjacent to our property and with which we share some facilities) luxury hotels that generally provide the Company with a steady source of high quality lead-generation. In addition, the Company has designed and implemented innovative marketing initiatives to attract affluent buyers of vacation ownership property. These marketing venues include:

promotional programs such as telemarketing, discount vacation packages; advantage points associated with airport shopping or auto rental; and off-site sales offices. In addition, the Company owns contemporary retail "theme stores" that offer high-end products associated with ecological consciousness, wildlife conservation, photography, art and local culture and plans to expand this community-oriented marketing venue because patrons of the theme stores tend to match the profiles of Members. All of these marketing venues are designed to create sales leads which are given to the Company's professionally trained sales representatives. The Company also markets directly to existing Members in terms of offering a higher membership level (e.g. Silver to Gold) or additional weeks (e.g. add a week at a different membership level) or Fractional Memberships. As a part of the services provided to Members, the Company offers financing to buyers of Vacation Memberships. The Company encourages larger down-payments (at least 15%) than industry standards on its Weekly Memberships to increase the quality of the pool of the Company's receivables ("Vacation Interval receivables").

     The Company sells Weekly Memberships through both on-site sales personnel at each of its Club Regina Resorts and at sales offices currently located throughout Mexico. A variety of marketing programs are employed to generate prospects for these sales efforts, theme stores, presentations to co-located hotel guests, as well as overnight mini-vacation packages, certificate programs, travel agencies, telemarketing, owner referrals and various destination-specific local marketing efforts. Additionally, incentive premiums are offered to co-located hotel guests to encourage resort tours, in the form of entertainment tickets, hotel stays, gift certificates or free meals. The Company's sales process is tailored to each prospective buyer based upon the marketing program that brought the prospective buyer to the resort for a sales presentation. Prospective target customers are identified through various means of profiling.

     At applicable Club Regina Resorts, the Company emphasizes marketing its Weekly Memberships to guests of co-located hotels. Programs directed to these guests have been consistently successful, both in the number of prospects generated and in the closing rate, due to the direct experience of such guests with the quality of the resorts and the likelihood that such guests, who typically belong to high income households, will pre-qualify to purchase Weekly Memberships. In general, however, the Mexican and Canadian vacation ownership industry tends to follow seasonal buying patterns with peak sales occurring during the peak travel/tourism seasons, usually December through April and July through August. The timing of these purchases, however, may be affected by weather conditions and general or local economic conditions.

     Sales of Weekly Memberships at or near the Raintree Resorts locations are made through Company-owned theme stores, travel agencies and ground operators and other lead generation points located in airports or shopping centers, independently or in association with other businesses such as auto rental companies and restaurants. The Company's theme stores, one of the Company's most successful marketing programs, are retail businesses with a strong contemporary appeal to affluent tourists, offering products associated with ecological consciousness, wildlife, conservation and local culture, while at the same time promoting the resort and inviting customers to attend sales presentations. A share of these stores' profits is contributed to causes related to the stores' themes. Currently, there are theme locations in Los Cabos, Puerto Vallarta and Cancun. In Mexico, the Company also operates travel agencies in Los Cabos, Cancun and Puerto Vallarta which provide traditional travel services to Westin Hotel guests and potential Members and also encourage their customers to attend a Raintree presentation. Under the Company's ground operator program, the Company also provides local transport and other services in each of Los Cabos, Puerto Vallarta and Cancun to visitors of many different resorts in these destinations and encourages those visitors to attend a Raintree presentation.

     The Company also focuses on selling Weekly Memberships through off-site sales centers in twelve cities throughout Mexico. Generally, each off-site sales office is staffed with a sales manager, an office administrator, salespeople, verification representatives and additional staff for guest registration and clerical assistance. In addition, by using database-oriented marketing approaches, including telemarketing, qualified prospects are offered mini-vacations, fly-in and drive-in programs as a method to introduce the benefits of membership to potential Members. Members are also contacted for referrals. Most recently, the "universal salesman" program has been instituted whereby potential Members are contacted by one representative of the Company, who is the potential Member's only contact with the Company through closing of the purchase. The Company believes that this program solves a significant problem in traditional vacation ownership marketing approaches, which is the lack of continuity in a customer's relationship with the seller.

     Finally, the Company believes that one of its best marketing resources is its current Members. Accordingly, the Company directs programs at these Members to encourage them to purchase additional Weekly Memberships and Fractional Interests. These programs include a points-based program by which Members who refer other potential

Members to the Company are given awards and its bonus week program, whereby every new buyer is given a week to give to a friend or relative. The Company cross-markets its products to its Members, offering the right to upgrade to a higher membership level. Finally, the Company markets the opportunity to stay at the resort for additional days or weeks to Members as well as the right to rent additional units for guests accompanying the Member to the resort.

     Under the laws of the jurisdictions in which the Company sells Vacation Memberships, each purchaser has a right to rescind a purchase for a period ranging from 3 to 7 days. During 2000, the Company estimates its rescission rate, the cancellation of same year sales, to be less than 3% for Weekly Memberships sales in Mexico and less than 6% for Weekly Memberships sales in Canada.

Customer Financing

     Since  an  important   part  of  the  Company's   sales   strategy  is  the
affordability of Vacation Memberships, the Company believes that it will be required to continue to finance a significant portion of its sales of such
Vacation Memberships. The Company has historically provided financing for approximately 54% of its Vacation Membership buyers and approximately 46% of all Vacation Membership buyers either pay cash at or within 60 days of closing. Prior to its purchase by the Company, Whiski Jack only provided third party sources of financing to its owners; however, the Company has begun providing in-house financing to such purchasers. Sales of fractional interests will generally continue to be financed by conventional financial or banking institutions. Buyers who finance through the Company are required to make an adequate down payment and pay the balance of the purchase price over one to 10 years. Interest rates on in-house financings are substantially all at fixed rates. For the year ended December 31, 2000, the average down payment on a financed Vacation Membership was approximately 18% of its purchase price.

     Due to its ownership of Vacation Interval contract receivables, the Company bears the risk of purchaser default. The Company's practice has been to continue to accrue interest on its loans to purchasers of Vacation Memberships until such loans are deemed to be uncollectible, at which point it expenses the interest accrued on such loan, terminates the underlying conditional sale agreement and returns the Vacation Membership to the Company's inventory for resale. The Company closely monitors its loan accounts and determines whether to foreclose on a case-by-case basis. The default rate in 2000 was approximately 5%. Once a receivable is 240 days past due the Company writes off the Vacation Interval receivable.

     At December 31, 2000, the Company had a portfolio of approximately 10,054 Vacation Interval receivables amounting to approximately $79 million, in outstanding principal amount, with a weighted average maturity of approximately five years. The following presents by currency the percent of Vacation Interval receivables and the weighted average interest rate.

                                                              Weighted Average
Contract Currency Denomination           Amount (%)             Interest Rate
-------------------------------      ----------------      ---------------------
U.S. Dollars                               46%                      15.3%
Mexican UDI                                37%                       8.6%
Mexican Pesos                              11%                      22.3%
Canadian Dollars                            6%                      14.6%


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

Flexible Membership Programs

     Each of the Club Regina Resorts has been rated "Gold Crown" by RCI, a rating given to the top 10% of all vacation interval resorts (an interval is an equivalent measure of use equal to one week), thus giving our Members with Vacation Memberships at Raintree Resorts superior interval exchange opportunities. In a 1995 study sponsored by the Alliance for Timeshare Excellence and ARDA (American Resort Development Association), the exchange opportunity was cited by purchasers of weekly intervals as one of the most significant factors in determining whether to purchase a vacation ownership interval. This is particularly true given most weekly interval owners' propensity to travel. According to RCI, its members in the United States engage in an average of 25.7 personal travel days per year and an average of 6.2 domestic trips per year with an average duration of 4.2 days. Members in an interval exchange program are typically allowed to exchange one or more years of their vacation interval for an occupancy right in another participating resort, based upon availability and the payment of a variable exchange fee. A member may exchange his Vacation Interval for an occupancy right in another participating resort by listing the Vacation Interval as available with the exchange organization and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the member desires to travel, the size of the unit desired and the period during which occupancy is desired. Interval exchange programs usually assign a rating to each listed interval, based upon a number of factors, including the location and size of the unit, the quality of the resort and the period during which the interval is available, and attempts to satisfy the exchange request by providing an occupancy right in another interval with a similar rating. If an interval exchange program is unable to meet the member's initial request, it suggests alternative resorts based on availability.

     The Company's Weekly Membership programs at the Club Regina Resorts provide access to multiple resorts, allowing Members to tailor their vacations according to their schedule, desired length of stay, location preference and space requirement. For example, under the Company's flexible Membership Program, each Member of the Club Regina Resorts is entitled to stay at any of the Club Regina Resorts or any other available interval from other Raintree Vacation Club resorts. In addition, depending on the type of Weekly Membership purchased, the program gives a Member the flexibility to: (i) elect the time of year to vacation at a Raintree Vacation Club resort, (ii) stay at a Raintree Vacation Club Resort at different times during a single year by dividing such Member's week-long Weekly Membership into more than one segment, (iii) increase the number of weeks that such Member is entitled to stay at a Raintree Vacation Club Resort by dividing such Member's Membership unit into smaller-value Memberships and (iv) Members may divide their Weekly Membership into three split-week segments and thereby spend a portion of a week at a resort at one time and the other two portions at the same or other resorts at other times. In Whistler, the Company sells fixed week deeded interests. In addition, Members of Raintree Resorts may participate in the largest vacation interval exchange network in the world operated by Resort Condominiums International, Inc. ("RCI"), which entitles those Members, subject to availability, to exchange the use of their fixed week deeded interest for occupancy at any of the approximately 3,500 participating resorts. The Company's Fractional Memberships will also provide exchange for the use of any other Raintree Vacation Club. Given the innovative and flexible attributes of its products, the Company believes it should be able to establish an international brand name vacation ownership club.

The Raintree Resorts

     Overview. The following tables set forth certain information regarding the Company's resorts, current and planned Vacation Interval weeks inventory and Vacation Interval sales and average prices.

                                             Resort Properties Under Management
                                 Date              Units(1)             Total
Club Regina                     Opened       Current    Planned(2)      Units
-----------                     ------       -------    ---------       -----
 Los Cabos..................     1/94          130         134 (3)       264
 Puerto Vallarta............     6/92          204          --           204
 Cancun.....................     3/91           69          --            69
 Acapulco...................    10/98           59 (4)      28            87
 Palm Springs...............     7/00           40         202           242
 Zihuatanejo................     (7)            --          66            66
                                               ---         ---         -----
                                               502         430           932

Whiski Jack
-----------
 Whistler, B.C..............     (5)           193          19  (6)      212
                                               ---         ---         -----
       Total................                   695         449         1,144
                                               ===         ===         =====
The Teton Club
--------------
  Jackson Hole, Wyoming......   10/00           37          37            74
                                                ==          ==            ==

----------

(1) Units for Weekly Intervals contain one or two bedrooms and a common room with a kitchen while units for Fractional Interests contain two or three bedrooms and a common room with a kitchen.
(2) There can be no assurance that the Company's planned expansion will occur or that the number of units will equal the estimates set forth.
(3) The expansions at Los Cabos are in the planning stages and it is uncertain as to the precise number of units that may be developed.
(4)  The Company acquired the Villa Vera in December 1999.
(5) Whiski Jack Resorts, which was acquired in July 1998, has been in the vacation interval ownership business in Whistler, B.C. since 1978.
(6) The planned expansion in Whistler will be made primarily through the acquisition of existing condominium units in Whistler Village.
(7) The Company has entered into a contract to acquire the right to sell Villa Vera Puerto Mia inventory as a Club Regina product.


                                       Inventory of Developed Vacation Interval Weeks

                                 December 31, 1999                        December 31, 2000
                              -------------------------    ------------------------------------------------
                               Vacation Interval Weeks       Vacation Interval Weeks          Expected
                              -------------------------    --------------------------       Utilization
                               Available     Remaining      Available      Remaining          in Months
                              ----------    -----------    ----------     -----------    ------------------
        Club Regina (1)         24,024         5,241          24,024         3,444                9
        Whiski Jack (2)          9,078           548           9,843           464                7
        Teton Club (3)              --            --           1,776         1,419               36

-------------
(1) Includes 2,080 of the weeks of inventory made available by Club Regina Cimarron under the Cimarron Resorts Project Development, Management and Sales Agreement, and approximately 360 weeks that will be sold by Club Regina as agent for Whiski Jack.
(2) Excludes approximately 360 weeks that will be sold by Club Regina as agent for Whiski Jack.
(3) The Teton Club was completed in October 2000, and expects to sell all inventory by the end of 2003.

                                              Vacation Interval Weeks Sold/Average Price

                                                                 December 31,
                  --------------------- --------------------- --------------------- -------------------- ---------------------
                          1996                  1997                  1998                 1999                  2000
                          ----                  ----                  ----                 ----                  ----
                   # Sold     Price       # Sold      Price   # Sold       Price     # Sold     Price    # Sold      Price
                   ------     -----       ------      -----   ------       -----     ------     -----    ------      -----
Club Regina (1)    2,508      $14,859     3,623      $14,163   3,563      $14,287     3,772    $13,520     4,830   $13,132
Whiski Jack (2)       --           --        --           --     533       10,668       957     12,368       594    12,383
Teton Club (3)        --           --        --           --      --           --        --         --       357    34,760

-------------
(1) Includes Vacation Interval Weeks sold by the Predecessor Business until August 17, 1997.
(2) Includes Vacation Interval Weeks sold by the Whiski Jack only for the periods subsequent to the date of acquisition by the Company, July 27, 1998.
(3) Includes Vacation Interval Weeks sold by the Teton Club since completion of construction of the project in October 2000.


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

     Puerto  Vallarta.  The Club Regina  Resort at Puerto  Vallarta  has offered
Weekly Memberships since it began operating. This Raintree Resort was inaugurated in June 1992 on a 21-acre site in the Marina Vallarta master-planned resort in Puerto Vallarta. Architect Javier Sordo Madaleno designed the resort and the co-located Westin Hotel within the framework of Puerto Vallarta's architectural tradition. The total accommodations in the Raintree Resort in Puerto Vallarta consist of 162 one-bedroom and 42 two-bedroom vacation ownership units. All of these facilities are distributed along an 875-foot beach facing the Pacific Ocean.

     The 204 Club Regina Resort units are distributed among the seven buildings in the complex. All have views of either the beach or the marina. Of the total, 162 are one-bedroom, two-bath units with a maximum occupancy of four, and 42 have two bedrooms and three baths, with a maximum occupancy of six. Each unit has a fully equipped kitchen (including stove, dishwasher, microwave oven) and its own Jacuzzi on a private terrace. Furnishings and decorations are consistent with the quality of the complex and the idea of a Raintree Resort vacation home. In the Club Regina Resort area there is a bar, snack bar, multi-purpose recreational room and delicatessen.

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

     The Company also owns approximately nine acres immediately adjacent to the Westin Regina Hotel on the west side ("Cabo West") which it acquired in 1998. The Company plans to develop Cabo West with approximately 100 two and three-bedroom units and a possible hotel. The development of Cabo West is expected to commence during 2001 subject to availability of financing on terms that the Company believes are economic. The Company is negotiating such financing with Mexican financial institutions, but it has not received a commitment from any institution. The Company has future plans to construct approximately 20 additional two-bedroom units, or 1,040 Vacation Interval weeks, on a property the Company owns adjacent to the east side of the Club Regina Resort at Los Cabos ("Cabo East"). The Company has not set a date as to the development of Cabo East at this time, and development will also be dependent on financing. There can be no assurance that such development will occur or that the number of Vacation Weeks added to the Company's inventory from such development will equal what is presently contemplated.

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

     The Villa Vera is located on the top of a mountain in the middle of the Acapulco bay, providing a privileged view complemented by a beautiful landscape of small white buildings surrounded by palm and fruit tree gardens. Amenities include fourteen swimming pools, two paddle courts and two tennis courts. Consistent with the theme of the resort, the services of an amenity Spa were offered beginning in 1999, which services are comparable to ones found in the best Mexican and American Spas. Additional amenities include a gourmet restaurant, two pool bars, a meeting room and a house for special events. The resort is built on an approximately seven-acre site, and has approximately two acres of undeveloped land for future expansion.

Zihuatanejo. The Company has entered into a hotel management agreement with Puerto Mio to manage the property as another Villa Vera hotel (the "Villa Vera Puerto Mio Hotel") and is evaluating the possibility of incorporating the resort into the Club Regina system. The Puerto Mio resort is surrounded by Zihuatanejo Bay and located on a private, 30-acre peninsula, and is a seaside resort offering exquisite accommodations, fine International cuisine and personalized service. The resort includes 26 rooms and suites, spectacular views, two pools, four restaurants, a private beach and beach club and marina. Puerto Mio's restaurants include two restaurants with spectacular views, a private beach restaurant and a marina cafe. The main restaurant, La Cala, is dramatically situated amongst the cliffs, surrounded by a cove overlooking the sea and known as one of the most romantic restaurants in Mexico. The marina offers daily as well as monthly slips rentals with water and electricity available. There is also a Pemex fuel dock, fishing charters, sightseeing trips, and a complete dive center. Jet ski rentals, small boat rentals and water skiing can also be arranged. Also, the beautiful recently restored 65 foot vintage sailing yacht "Nirvana" designed by John Alden and built in Australia for blue water racing is available for exciting day charters and adventures; fishing trips can be arranged for the abundance of sailfish, marlin, yellow fin tuna, rooster fish, snook, red snapper and many other exciting species for the real sport fisherman; a scuba center is available for both the beginner as well as the expert diver; and for those who love to golf, two golf courses (Palma Real and Marina Ixtapa) are located just five miles away in Ixtapa.

     Palm Springs. The Club Regina Cimarron at Palm Springs, California consists of approximately 37 acres of land adjacent to two 18-hole golf courses developed and managed by OB Sports of Seattle, Washington and when fully developed will consist of 242 two-bedroom condominium units or 12,342 vacation weeks. The units encircle a large, desert-landscaped courtyard with a pool, a spa and barbeques. Gold Crown amenities include the championship golf course and a par-56 short course. The clubhouse holds a full-service restaurant, a pro-shop, and a preview center for the vacation ownership villas. Club Regina Cimarron is foremost a golfer's resort, allowing owners to book eight tee times up to 10 months in advance of their stay. Golfers also get a discount of 55 percent off greens fees while staying at the resort, as well as discounts at OB Sports' other courses.

     The Company purchases Vacation Interval weeks from the project owner, a Canadian developer, as they are sold by the Company to Vacation Membership purchasers or are acquired for Company inventory purposes. Also, the Company will provide development management for project construction. Forty of such units were completed in July 2000. A commitment for a development loan by Textron has been received by the project owner for the development of the second 40 two-bedroom units and this construction is expected to begin during 2001. The Company has the option to extend its agreement for the next construction stage consisting of 36 units no later than December 31, 2002 and it may thereafter exercise its option in succeeding stages of 42, 44 and 40 units on or before March 31, 2004, June 30, 2005 and September 30, 2006, respectively.

Whiski Jack

     Whistler, British Colombia. The Raintree Resorts at Whistler, Canada, consist of the operations of Whiski Jack Resorts Ltd. in the popular mountain resort area of Whistler/Blackcomb, British Columbia. In July 1998, the Company acquired Whiski Jack, a leader in vacation ownership marketing and sales at Whistler/Blackcomb Mountain for almost 20 years. Whiski Jack has completed marketing fixed deeded weeks at thirteen different resorts in the Whistler Village area and the Company is currently marketing unsold inventories at four additional resorts. The Company recently purchased eleven units at the new Westin Whistler. The Company is also evaluating several other opportunities to acquire units in Whistler Village during 2001.

Teton Club

     Jackson Hole, Wyoming. The Teton Club at Jackson Hole, Wyoming is a joint venture between the Company and Jackson Hole Ski Corporation ("JHSC"), the owner and developer of the Teton Village ski area near Jackson Hole, Wyoming. The Company has developed The Teton Club containing 37 two- and three-bedroom units. The Teton Club is offering a deeded interest in the real estate in two, three or five week packages and upon sell-out will consist of approximately 555 memberships. Membership in Teton Pines Country Club while in residence at The Teton Club and ski privileges are included in the Fractional Membership.

Certain Matters Regarding Formation of the Company

     Operating Agreements. As of August 18, 1997, the Company and an affiliate of Starwood Lodging Corporation ("Starwood") entered into an Operating Agreement for each of the then existing resorts in Cancun, Puerto Vallarta and Los Cabos ("Initial Resorts") and each co-located Westin Hotel, establishing the day-to-day operating relationship between the Westin Hotels and the Initial Resorts, including operating standards, plans, budgets, allocation of services, expansion and construction of additional facilities, and allocation of labor and other expenses. Each Operating Agreement runs with the property and is binding on any future owners of any Westin Hotel or Initial Resort. Each Operating Agreement provides that the applicable Initial Resort/Westin Hotel must be operated as a "first class" resort and establishes a procedure by which a joint operating plan and budget will be maintained by Starwood and the Company for the applicable resort. Additionally, Starwood must provide the same services to each Initial Resort as it provides to the adjacent Westin Hotel and additional services may be contracted for, subject to the first class standard and appropriate allocation of costs between the applicable Westin Hotel and Initial Resort. Each Operating Agreement prohibits the applicable Initial Resort from renting, selling or marketing any units on a transient basis except with respect to: (i) the provision of complimentary accommodations to prospective members that participate in marketing presentations arranged by such resort, (ii) the rental of units to wholesalers specifically targeting potential purchasers, (iii) the rental of units to persons accompanied by respective Members, and (iv) the rental of units to vacation ownership operators experiencing overflow in their facilities. If any Initial Resort rents or sells a unit on a transient basis not described above, then the Company will be subject to significant penalties including treble damages for lost income, and opportunity plus a first time fine of $25,000 and $100,000 thereafter. Starwood currently rents 12 rooms at Los Cabos and the Company rents the "Pink Tower" of the Westin Regina at Cancun.

     Asset Management Agreement. In connection with Starwood's purchase of the Westin Hotels from the Company on August 18, 1997, the Company and Starwood entered into an Asset Management Agreement, which has a term of 50 years. The agreement terminates in August 2047 unless otherwise extended for an additional 50 years by the Company. Pursuant to this agreement, the Company retained an interest in the net cash flows of the Westin Hotels equal to 20% of the net cash flow of the Westin Hotels in excess of approximately $18.5 million per year (the "Base Amount"). After December 31, 2000, the Base Amount will decrease pursuant to a formula. The Company is also entitled to 20% of the net sale proceeds of the Westin Hotels subject to the priority return to Starwood upon a sale. The Company recognized revenue from the Asset Management Agreement of $275,000 and $161,000 in 1999 and 2000. The 1999 revenue was based on 4 1/2 months of Westin operations in 1997 and full-year Westin operations in 1998, and the 2000 revenue was based on full-year Westin operations in 1999.

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

Government Regulation

     General. The Company's marketing and sales of Vacation Memberships and certain of its other operations are subject to extensive regulation by the states and foreign jurisdictions in which the Raintree Resorts are located and in which Vacation Memberships are marketed and sold.

     Most U.S. states and Canadian provinces have adopted specific laws and regulations regarding the sale of vacation ownership industry programs. Washington, Oregon, California, Hawaii and British Columbia require the Company to register the Raintree Resorts, the Company's vacation ownership program, and the number of Vacation Memberships available for sale in such state or province with a designated state or provincial authority. The Company must amend its registration if it desires to increase the number of Vacation Memberships registered for sale in that state or province. Either the Company or the state or provincial authority assembles a detailed offering statement describing the Company and all material aspects of the project and sale of Vacation Memberships. The Company is required to deliver the offering statement to all new purchasers of Vacation Memberships, together with certain additional information concerning the terms of the purchase. Laws in each state where the Company sells Vacation Memberships grant the purchaser of Vacation Memberships the right to cancel a contract of purchase at any time within a period ranging from three to seven calendar days following the later of the date the contract was signed or the date the purchaser received the last of the documents required to be provided by the Company. Most states have other laws which regulate the Company's activities, such as real estate licensure laws, laws relating to the use of public accommodations and facilities by disabled persons, sellers of travel licensure laws, anti-fraud laws, advertising laws, and labor laws.

     The Federal Trade Commission has taken an active regulatory role in the vacation ownership industry through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. Other federal legislation to which the Company is or may be subject includes the Truth-In-Lending Act and Regulation Z, the Equal Opportunity Credit Act and Regulation B, the Interstate Land Sales Full Disclosure Act, the

Real Estate Standards Practices Act, the Telephone Consumer Protection Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Civil Rights Act of 1964 and 1968, the Fair Housing Act and the Americans with Disabilities Act.

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

     The Mexican Ministry of Tourism (Secretaria de Turismo) is the principal regulator of the Company's activities in the tourism services area. The Company believes that it has obtained from the Mexican Ministry of Tourism, and registered in the Mexican National Tourism Registry, all material permits required for the operation of the Club Regina Resorts. In order to maintain registration under the Mexican National Tourism Registry, services such as restaurants and bars must be provided at the Club Regina Resorts. The Company expects to cause these services to be rendered by Starwood and Westin pursuant to the Operating Agreements. The Company also believes that it is in material compliance with all federal, state, local and foreign laws and regulations to which it and its Vacation Memberships marketing and sale activities are or may be subject. However, no assurance can be given that the cost of qualifying under vacation ownership industry regulations in all jurisdictions in which the Company desires to conduct sales will not be significant. Any failure to comply with applicable laws or regulations could have a material adverse effect on the Company.

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

     The Company's present operations and development activities in Mexico, Canada and the United States are subject to Mexican, Canadian and U.S. federal, state and local laws and regulations, respectively, relating to the protection of the environment, including those concerning water supply, wastewater, noise, soil pollution and generation and handling of hazardous waste and materials and environmental impact. The possibility exists that in the future the Company and its facilities and operations will encounter: (i) newer and stricter federal, state or local environmental laws and regulations, (ii) more rigorous interpretations of existing environmental laws and regulations, and/or (iii) stricter enforcement of federal, state and local environmental law regulations.

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

Risk Factors

     Managing Inventory. Our business depends, in part, on properly managing Vacation Interval inventory of ownership interests to sell. If we hold excessive inventory, the carrying costs of that inventory may adversely affect our business, results of operations and financial results. Conversely, we may also be adversely affected by holding insufficient inventory and thereby lose sales that we might have otherwise made. In some locations we have had limited inventory. At Club Regina (including Cimarron and units at the Westin Whistler Hotel held for sale by Club Regina), our remaining developed Vacation Interval Weeks inventory at December 31, 2000 was 3,444 weeks that will provide approximately 9 months of inventory for sales in 2001. In Whistler, the Whiski Jack Resorts has very limited inventory that it owns and generally acquires units or ownership interests from individual owners to re-sell as market demand dictates. At Whiski Jack the remaining developed Vacation Interval Weeks inventory of total weeks at December 31, 2000 was 464 weeks or that will provide approximately 7 months of inventory for sales in 2001. At the Teton Club, our remaining developed Vacation Interval Weeks inventory at December 31, 2000 was 1,419 weeks and expects to have sold all inventory by the end of 2003. There can be no assurance that the Company will be able to implement its internal growth and acquisition strategy successfully and thereby increase its inventory of Vacation Interval Weeks. If the Company is unable to acquire or develop additional inventory as necessary, or if we acquire too much inventory the Company's business, results of operations, and financial condition could be materially adversely affected.

     Substantial Leverage and Ability to Service Debt. The Company is, and will continue to be, highly leveraged, with substantial debt service in addition to operating expenses and planned capital expenditures. The Company's level of indebtedness will have several important effects on its future operations, and could have important consequences to the holders of the Company's common stock, including, without limitation: (i) the Company has historically incurred debt and issued equity securities to fund negative cash flow from operating activities and to make the payments on previously incurred debt obligations,
(ii) covenants contained in the indenture governing the Senior Notes (the "Indenture") and the loans and credit agreements with Bancomer, FINOVA, and Textron will require the Company to meet certain financial tests, and other restrictions will limit its ability to pay dividends, borrow additional funds or to dispose of assets, and may effect the Company's flexibility in planning for, and reacting to, changes in its business, including possible acquisition activities, (iii) the Company's leveraged position will substantially increase its vulnerability to adverse changes in general economic, industry and competitive conditions, (iv) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited, and (v) in the event of a change of control of the Company, the Company may be required to purchase all of the outstanding Senior Notes at 101% of the principal amount, as the case may be, of the Senior Notes plus any accrued and unpaid interest thereon, and Additional Interest (as defined in the Indenture), if any, to the date of purchase. The exercise by the holders of the Senior Notes of their rights to require the Company to offer to purchase Senior Notes upon a change of control could also cause a default under other indebtedness of the Company, even if the change of control itself does not, because of the financial effect of such purchase on the Company. Additionally, our leveraged position will substantially increase our vulnerability to adverse changes in general economic, industry and competitive conditions. Due to the Company's weak financial condition, such adverse changes would raise costs or lower revenue, be hard to mitigate and quickly have an adverse effect on our business. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt, it may be required, among other things, to seek additional financing in the debt or equity markets, to refinance or restructure all or a portion of its indebtedness, including the Senior Notes, to sell selected assets, or to reduce or delay planned capital expenditures.

     At December 31, 2000, the Company had outstanding $94.5 million of 13% Senior Notes, $14.6 million outstanding under the FINOVA receivables line of credit that at year-end bears interest at 11.25%, $4.4 million outstanding under the FINOVA inventory based credit facility that at year-end bears interest at 11.75%, $12.7 million outstanding under the Textron credit line that at year-end bears interest at 11.5%, $4.8 million outstanding under the Bancomer loan that at year end-end bears interest at 12%, $4.1 million mortgage notes payable that at year-end bears interest at an average interest rate of 11.4%, and $5.6 million of bank and other debt that at year-end bears interest at an average interest rate of 12.6%. Approximately $23.2 million, $8.3 million, $6.9 million, $99.1 million, $2.4 million and $0.8 million of the outstanding debt which has stated repayment amounts is due in 2001, 2002, 2003, 2004, 2005 and thereafter, respectively. In addition to such debt, the Company has $5.6 million of Pay-in-Kind Preferred Stock outstanding at December 31, 2000. The Pay-in-Kind Preferred Stock is redeemable at any time before December 1, 2004, at which time the redemption is mandatory. With the exception of the $6.1 million semi-annual interest payments due June 1 and December 1 on the Senior Notes, interest is paid monthly on all debt obligations of the Company. At December 31, 2000, the Company had $1.0 million of accrued and unpaid interest on Senior Notes. As of December 31, 2000, the Company was not in compliance with the FINOVA loan covenant related to the ratio of administrative, sales and marketing expenses to Vacation Interval sales, but obtained a timely waiver for such year-end non-compliance.

     The Company plans payment of the June Senior Notes interest based on available cash and existing credit capacity under current credit lines. The payment of the December Senior Notes interest will require modification to the terms of current credit agreements, including, the modification of collateral terms to increase the allowed amount of Vacation Interval receivables from Mexican obligors, to increase the portion of collateral which can be based on Mexican currency, expansion of the borrowing limit and restructuring the Senior Notes including reducing the outstanding balance. The Company is currently evaluating several alternatives for meeting existing additional working capital need. However, to date, negotiations with existing lenders, and prospective financing sources have not resulted in any commitments to provide financing to meet 2001 working capital needs.

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

     Growth Strategy Risks. The Company intends to grow primarily through the development and acquisition of additional resorts. The Company's future growth and financial success will depend upon a number of factors, including its ability to identify attractive resort acquisition opportunities, consummate the acquisitions of such resorts on favorable terms, convert such resorts to use as vacation ownership resorts and profitably sell Vacation Memberships at such resorts. If the vacation ownership industry continues to consolidate, increased competition for acquisition candidates may develop such that there may be fewer acquisition opportunities available to the Company as well as higher purchase prices. There can be no assurance that the Company will be able to finance, identify, acquire or profitably manage additional businesses, or successfully integrate acquired businesses into the Company without substantial costs, delays or other operational or financial problems. Further, acquisitions involve a number of special risks, including: (i) possible adverse effects on the Company's operating results, (ii) diversion of management's attention, (iii) lack of local market knowledge and experience, (iv) inability to hire, train and retain key acquired personnel, (v) inability to secure sufficient marketing relationships with local hospitality, retail and tourist attraction operators,
(vi) risks associated with unanticipated events or liabilities, and (vii) adverse changes in zoning laws, changes in real estate taxes and other operating expenses, some or all of which could have a material adverse effect on the Company's business, financial condition and results of operations. Customer dissatisfaction or performance problems at a single acquired company could have an adverse effect on the reputation of the Company and render ineffective the Company's sales and marketing initiatives.

     In addition, as the Company expands its resort locations to resorts catering to snow skiing, golf, hiking, fishing and other pursuits, the Company plans to market additional Vacation Memberships available to existing Members. There can be no assurance that the Company will be able to implement such marketing programs on an economic basis, if at all. Finally, there can be no assurance that the Company or other businesses acquired in the future will achieve anticipated revenues and earnings.


     Development and Construction Risks. The Company intends to construct, redevelop, convert and expand additional resorts. There can be no assurance that the Company will complete the expansion plans set forth in "Business -- The Raintree Resorts" and "Business -- Growth Strategy" or undertake to develop other resorts or complete such development if undertaken. Risks associated with the Company's development, construction and redevelopment/conversion activities may include the risks that: (i) acquisition and/or development opportunities may be abandoned, (ii) construction costs of a property may exceed original estimates, possibly making the resort uneconomical or unprofitable, (iii) sales of Vacation Memberships at a newly completed property may be insufficient to make the property profitable, (iv) financing may not be available on favorable terms for the development of, or the continued sales of Vacation Memberships at a property (v) construction may not be completed on schedule, resulting in decreased revenues and increased interest expense, and (vi) borrowing capacity may be limited by the Company's existing indebtedness. In addition, the Company's construction activities will typically be performed by third-party contractors, the timing, quality and completion of which the Company will be unable to control. Furthermore, construction claims may be asserted against the Company for construction defects and such claims may give rise to liabilities. New development activities, regardless of whether they are ultimately successful, typically require a substantial portion of management's time and attention. Development activities are also subject to risks relating to the Company's inability to: (i) obtain, or avoid delays in obtaining, all necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, (ii) coordinate construction activities with the process of obtaining such permits and authorizations, and (iii) obtain the financing necessary to complete the necessary acquisition, construction and/or conversion work. In addition, local laws may impose liability on property developers with respect to construction defects discovered, or repairs made by future owners of such property. Pursuant to such laws, future owners may recover from the Company amounts in connection with any repairs made to the developed property. Finally, to the extent the Company elects to develop properties adjacent to luxury hotels to provide Members with services offered to guests of such hotels, the Company will need to negotiate the terms by which such hotels would provide services to the Company and to the Members. There can be no assurance that the Company will be able to negotiate such terms on a basis that is favorable to the Company.

     Expansion and Regulation of Company's Business Outside of Mexico. Raintree has recently expanded its business, including Vacation Memberships marketing and sales and acquisition and development of additional resorts outside of Mexico. These activities are subject to extensive regulation by the applicable jurisdictions in which its resort properties were located and in which Vacation Memberships are or are to be marketed and sold. While the Company will continue to use its best efforts to be in material compliance with all foreign laws and regulations to which it may become subject, no assurance can be given that the cost of qualifying under vacation ownership industry regulations and other regulations in any jurisdiction in which the Company desires to conduct sales and operate its business would not be significant. Any failure to comply with applicable laws or regulations could have a material adverse effect on the Company.

     Adverse Mexican Economic Conditions and Government Policies. The following information was derived in part from the Form 18-K, as amended, filed by the United Mexican States with the Commission on June 20, 1997, and updated with Form 18-K, as amended, filed by the United Mexican States with the Commission on November 3, 2000. The Company does not warrant the accuracy or completeness of such information.

     Because the Club Regina Resorts are located in Mexico and a significant percentage of the owners of Weekly Intervals are Mexican nationals (approximately 38% as of December 31, 2000), the Company's financial condition and results of operations are greatly affected by the strength of the Mexican economy.

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

     Since 1995, the Mexican government has instituted programs which sought to:
(i) stabilize the exchange rate and maintain the current floating rate exchange policy, (ii) stabilize the Mexican banking sector, (iii) establish tax incentives for business to increase productivity and employment, (iv) increase exports, (v) reform the pension system to encourage private domestic savings,
(vi) control inflation by decreasing public spending and implementing a restrictive monetary policy, (vii) increase private sector investment through privatization of transportation and telecommunications and (viii) increase public-sector revenues, in part through increases in the general rate of the value-added tax for certain goods and services from 10% to 15% (except for certain "free zones" such as Cancun, Cozumel and Los Cabos, where the rate continues to be 10%), increases in prices of fuel oil, natural gas and electricity and increases in the minimum wage. In addition, the Mexican government sought to minimize inflation by promoting the gradual implementation of price increases.


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

     According to preliminary figures, gross domestic product increased by 7.8% in real terms in the first half of 2000, as compared with the same period of 1999. Furthermore, inflation during the first nine months of 2000 was 6.15%, as compared with 9.53% in the same period of 1999. Also, during the first nine months 2000, interest rates on 28-day Cetes averaged 14.7% and interest rates on 91-day Cetes averaged 15.9%, as compared with average rates on 28-day and 91-day Cetes of 22.9% and 23.5%, respectively, during 1999.

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

     The Mexican government has exercised, and continues to exercise, significant influence over the Mexican economy. Accordingly, Mexican governmental actions could have a significant effect on companies with Mexican operations (including the Company), market conditions, prices and returns on securities of companies with significant Mexican operations (including those of the Company). On July 6, 1997, national elections were held in Mexico in which parties opposed to the ruling Institutional Revolutionary Party ("PRI") increased their representation in the Mexican legislature and captured the mayoralty of Mexico City and the governorship of several states of Mexico. The term of President Ernesto Zedillo, a member of the PRI, expired November 30, 2000 and President Vicente Fox Quesada a member of Alianza por el Cambio (the Alliance for Change), a coalition of the Partido Accion Nacional (National Action Party), the oldest opposition party in the country, and the Partido Verde Ecologista de Mexico (Green Party), took office December 1, 2000 for a six-year term. In addition the Partido de la Revolucion de Democratica (Democratic Revolution Party) now holds five state governorships, the National Action Party now holds eight state governorships, and the Aliaza Opositora (Opposition Alliance), an alliance formed by the Democractic Revolution Party, the National Action Party and the Labor Party holds one governorship. There can be no assurance that the change in political power of parties will not result in a change in Mexico's economic policies. Any change in Mexico's economic policies could have a material adverse effect on the Company's business, results of operations, financial condition, ability to obtain financing and prospects.

     Future declines in the gross domestic product of Mexico, resumption of high rates of inflation in Mexico or other adverse social, political or economic developments in or affecting Mexico or other emerging market countries could have a generally adverse effect on the Mexican economy, which could result in a material adverse effect on the Company's business, results of operations, financial condition, ability to obtain financing and prospects and on the market price of the Company's securities. Finally, securities of companies, such as Raintree, with significant exposure to emerging markets are, to varying degrees, influenced by economic and market conditions in other emerging market countries. Although economic conditions are different in each country, investors' reactions to developments in one country may have effects on the securities of issuers in other countries. There can be no assurance that the trading price of the Common Stock will not be adversely affected by events elsewhere, especially in emerging market countries.

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

     Exchange Rates. The value of the peso has been subject to significant fluctuations with respect to the U.S. dollar in the past and may be subject to significant fluctuations in the future. The peso has experienced significant fluctuations in short time periods including a major decline in March 1994 (following the assassination of a leading candidate in Mexico's presidential elections) of that year. Between January 1, 1995 and December 31, 2000, the Mexican peso depreciated an additional 75% to Ps. 9.6 per U.S. dollar at December 31, 2000 and fluctuated from a high, relative to the U.S. dollar, of Ps. 5.27 to a low, relative to the U.S. dollar, of Ps.10.6. No assurance can be given that the peso will not further depreciate in value relative to the U.S. dollar in the future.

     According to preliminary figures, during the first half of 2000, Mexico's international payments current account registered a deficit of US $8.0 billion, 23% more than the deficit of US $6.5 billion registered in the same period of 1999. At October 31, 2000, Mexico's international reserves totaled US $32.0 billion, an increase of US $1.2 billion from December 31, 1999.

     Also, during the first nine months of 2000, the Foreign Exchange Commission of Mexico maintained the size limit of its monthly auctions of options to sell dollars to Banco de Mexico at US $250 million per month. During this period, Banco de Mexico accumulated international assets totaling US $3.6 billion through this program.

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


                                Free Market Rate
                                ----------------                    Period
 Year Ended December 31         High        Low      Average(1)       End
 ----------------------         ----       ----      ----------      ----
 1992                           3.12       3.08        3.10          3.12
 1993                           3.33       3.12        3.17          3.33
 1994                           5.75       3.11        3.39          5.00
 1995                           8.05       5.27        6.42          7.69
 1996                           8.05       7.33        7.61          7.88
 1997                           8.43       7.71        8.07          8.06
 1998                          10.63       8.04        9.16          9.90
 1999                          10.60       9.24        9.55          9.53
 2000                          10.09       9.18        9.46          9.62
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

     General Economic Conditions; Concentration in Vacation Ownership Industry. Any downturn in economic conditions or any price increases (e.g., airfares) related to the travel and tourism industry could depress discretionary consumer spending and have a material adverse effect on the Company's business. Any such economic conditions, including recessions, may also adversely affect the future availability of attractive financing for the Company or its customers and may materially adversely affect the Company's business, financial condition and results of operations. Furthermore, adverse changes in general economic conditions may adversely affect the collectibility of the Vacation Membership receivables. Because the Company's operations are conducted almost entirely within the vacation ownership industry, any adverse changes affecting the vacation ownership industry such as an oversupply of vacation ownership units, a reduction in demand for vacation ownership units, changes in travel and vacation patterns, changes in governmental regulations of the vacation ownership industry and increases in construction costs or taxes, as well as negative publicity, could have a material adverse effect on the Company's operations.

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

     Geographic Concentration in Mexico; Concentration of Customers in North America. Sales of Vacation Memberships in Mexico to Mexican nationals of the Company's revenues were approximately 42% and 52%, during 1999 and 2000, respectively. At December 31, 2000 approximately 36% of Members resided in Mexico. The Company intends to continue to sell Vacation Memberships in Mexico and to initiate registration to permit sales in selected locations in the United States. Since most of the Company's sales offices are currently located in Mexico, any economic downturn in Mexico could have a disproportionate material adverse effect on the Company's business, results of operations and financial condition. Also, at December 31, 2000, approximately 64% of the Company's Members resided in the United States or Canada, and as a result, the Company may be vulnerable to downturns in the U.S. and Canadian economies as well. Additionally, at December 31, 2000 five of the Company's eight resorts are located in Mexico.

     Competition. The Company is subject to significant competition from other entities engaged in the business of resort development, sales and operation, including vacation interest ownership, condominiums, hotels and motels. Some of the world's most recognized lodging, hospitality and entertainment companies have begun to develop and sell vacation interests in resort properties. Major companies that now operate vacation ownership resort properties include Marriott International, Inc., The Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels & Resorts, Inc., and Westin. In addition, other publicly-traded companies in the vacation ownership industry, such as Sunterra Resorts, Inc., Trendwest Resorts, Inc., Bluegreen Corp., and SilverLeaf, Inc. (Sunterra Resorts, Inc. and SilverLeaf, Inc. are currently experiencing financial problems, including bankruptcy.) currently compete, or may compete, with the Company. The Company believes that the fractional interest segment of the vacation ownership market is highly fragmented and, although no major company competitors exist, includes such competitors as Franz Klammer Lodge in Telluride, Resort Quest International, Inc., a company specializing in vacation home rentals and America Skiing Corporation, which sell one-quarter share interests in vacation homes at certain of its ski locations. Many of these entities possess significantly greater financial, marketing and other resources than those of the Company. Management believes that recent and potential future consolidation in the vacation ownership industry will increase industry competition.

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

Employees

     At December 31, 2000, the Company employed 470 full-time and 38 part-time persons, with 268 persons in Mexico, 199 persons in Canada and 41 persons in the United States and utilized 1,104 contract persons primarily as independent sales agents in Mexico. The Company believes employee relations are good.

ITEM 3 - LEGAL PROCEEDINGS

     The Company is currently subject to various claims arising in the ordinary course of business, and is a party to various legal proceedings which constitute ordinary routine litigation incidental to the Company's business. In the opinion of management, the resolution of such claims will not have a material adverse effect on the operating results or financial position of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

Part II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common equity has been registered pursuant to Section 12(b) of the Act but is not traded. At December 31, 2000, the Company had 49 common stock shareholders.

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



                                       Summarized Historical Financial Data

                                           Vacation Ownership Segment
                                             of Predecessor Business                            Company
                                                     (1) (2)
                                           ----------------------------  -------------------------------------------------------
                                           (Unaudited)      Seven and
                                               Year         1/2 months
                                              Ended           Ended
                                           December 31,    August 17,                   Years Ended December 31,
                                                                         -------------------------------------------------------
                                               1996           1997         1997 (4)       1998           1999           2000
                                            --------        --------      --------      --------      ---------      ----------
Historical Income Statement Data:                            ( in thousands except share and per share data)
Vacation ownership revenues:
Vacation Interval sales ..................  $ 37,263        $ 31,479
   Less amounts deferred .................   (36,435)        (30,653)
   Plus amounts recognized ...............     2,039           1,650
                                            --------        --------
     Total Vacation Interval revenue           2,867           2,476      $ 18,098      $ 56,508      $  62,749      $   70,782
Rental and service fee income ............     5,497           7,021         3,896         8,926          8,888          10,907
Interest income on Vacation Interval
   receivables ...........................     3,294           3,277         1,557         5,848          7,252           8,358
Other income .............................       760           1,329         2,153         2,701          2,514           2,134
                                            --------        --------      --------      --------      ---------      ----------

Total vacation ownership revenues.........    12,418          14,103        25,704        73,983         81,403          92,181
Costs and operating expenses
   Cost of Vacation Interval sales .......                                   4,569        13,161         17,007          16,908
   Provision for doubtful accounts .......                                   2,318         4,450          5,242           4,855
Advertising, sales and marketing
   Commissions paid ......................     7,108           5,512
     Less amount deferred ................    (5,807)         (5,413)
     Plus amount recognized ..............       303             313
   Advertising, sales and marketing ......     3,829           4,899
                                            --------        --------
    Total advertising, sales and marketing     5,433           5,311         8,576        23,874         29,343          34,345
   Maintenance and energy ................     3,798           4,669         1,938         8,013         11,387          14,683
   General and administrative ............     5,400           4,504         5,417        11,463         10,888          12,020
   Depreciation (3).......................        --              --            49           620            973           1,411
   Amortization of goodwill ..............        --              --            --         2,885          1,606             150
   Loss on sale of property ..............        --              --            --            --             --           7,071
                                            --------        --------      --------      --------      ---------      ----------
Total costs and operating expenses........    14,631          14,484        22,867        64,466         76,446          91,443
                                            --------        --------      --------      --------      ---------      ----------
Operating income (loss)  from vacation
   ownership operations ..................    (2,213)           (381)        2,837         9,517          4,957             738
   Interest expense, net .................     3,108           2,827         3,931        14,947         17,958          22,057
   Equity in (earnings)/losses on equity
     investments .........................        --              --            --            25            352            (790)
   Foreign currency exchange (gains)/
    losses, net ..........................      (351)             74         1,333         4,274           (801)          1,125
                                            --------        --------      --------      --------      ---------      ----------

Net from vacation ownership
  operations before provision for taxes ..    (4,970)         (3,282)       (2,427)       (9,729)       (12,552)        (21,654)
Foreign income and asset taxes (benefits).     3,312           1,756           909           672            709            (606)
                                            --------        --------      --------      --------      ---------      ----------
Net loss before extraordinary gain .......    (8,282)         (5,038)       (3,336)      (10,401)       (13,261)        (21,048)
Extinguishment of debt, net of taxes .....        --              --            --            --             --           1,021
Net loss from vacation ownership
    operations before preferred
    stock dividends ......................    (8,282)         (5,038)       (3,336)      (10,401)       (13,261)        (20,027)
                                            --------        --------      --------      --------      ---------      ----------
Preferred stock dividends.................        --              --           232           711            675             498
                                            --------        --------      --------      --------      ---------      ----------
Net loss attributable to common
  shareholders ...........................  $ (8,282)       $ (5,038)     $ (3,568)     $(11,112)     $ (13,936)     $  (20,525)
                                            ========        ========      ========      ========      =========      ==========
Net loss per share before extraordinary
  gain ...................................                                $  (0.40)     $  (0.88)     $   (1.10)     $    (1.69)
                                                                          ========      ========      =========      ==========
Net loss per share .......................                                $  (0.40)     $  (0.88)     $   (1.10)     $    (1.61)
                                                                          ========      ========      =========      ==========

Basic and diluted weighted average
  shares..................................                               8,976,586    12,617,371     12,636,262      12,719,595
                                                                         =========    ==========     ==========      ==========

Other Historical Financial Data:
   EBITDA, as adjusted (5)...............   $ (2,213)       $   (381)     $  2,886      $ 13,022      $   7,536      $    2,299
                                            ========        ========      ========      ========      =========      ==========
   Cash used in operating activities                                        (3,923)       (3,504)       (13,107)         (6,782)
                                                                          ========      ========      =========      ==========
   Cash (used in)/provided by investing
     activities ..........................                                 (86,338)      (10,433)        (6,318)          5,812
                                                                          ========      ========      =========      ==========
   Cash provided by/(used in) financing
     activities ..........................                                  99,266         7,848         24,657          (3,902)
                                                                          ========      ========      =========      ==========
   Ratio of earnings to fixed charges (6)                                     *            *              *              *
                                                                          ========      ========      =========      ==========


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

(2) Because the Company acquired perpetual ownership of the Club Regina Resorts, which had been sold by the Predecessor Business as 30 to 50 year memberships to its customers, the historical financial information has been prepared by using the lease accounting method as required by U.S. GAAP, which required the Predecessor Business to recognize annually only 1/30th of cumulative vacation ownership revenues, net of cumulative provisions for doubtful accounts and cumulative commission expenses. For periods after August 17, 1997, financial data is presented using the full accrual method of accounting in accordance with SFAS No. 66 rather than the lease accounting method.
(3) Depreciation was not recognized by the Predecessor Business during the periods presented because the prior owner had recorded a significant impairment loss in 1994, and the assets of the combined hotels and Club Regina Resorts were held for sale from then until their sale on August 18, 1997. The Company's Historical Consolidated Statement of Operations for the year ended December 31, 1997 includes the operations of the purchased Club Regina Resorts only for the period August 18, 1997 through December 31, 1997.
(4) Reflects the results of operations of the Company for the twelve months ended December 31, 1997 including operations of the acquired Club Regina Resorts for the period from August 18, 1997 through December 31, 1997, and does not include results of operations of the Predecessor Business. The Company had no vacation ownership business activity prior to August 18, 1997.
(5) EBITDA, as adjusted represents net income before interest expense, taxes, depreciation and amortization, and also includes equity in losses on equity investments, foreign currency exchange gains and losses, gain on extinguishment of debt and preferred stock dividends. EBITDA, as adjusted is presented because it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. However, EBITDA, as adjusted should not be construed as a substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position and cash flows. The EBITDA, as adjusted measure presented herein may not be comparable to EBITDA as presented by other companies.

     The following table reconciles historical EBITDA to historical net loss reported for the vacation ownership segment to EBITDA, as adjusted:

                                             Vacation Ownership Segment
                                            of Predecessor Business (1)                           Company
                                                        (2)
                                           -------------------------------   ----------------------------------------------------
                                            (Unaudited)      Seven and
                                                Year         1/2 months
                                                Ended           Ended
                                            December 31,      August 17,                 Years Ended December 31,
                                                                            ----------------------------------------------------
                                                1996             1997          1997           1998         1999         2000
                                            ---------         ---------      ---------       ---------   ---------    ---------
                                                                              (in thousands)
Net loss available to common
 shareholders........................       $ (8,282)         $ (5,038)      $ (3,568)       $(11,112)   $(13,936)    $(20,525)
Interest expense, net  ..............          3,108             2,827          3,931          14,947     17,958        22,057
Foreign income and asset taxes ......          3,312             1,756            909             672        709          (606)
Depreciation and amortization  ......             --                --             49           3,505      2,579         1,561
Equity in losses (income) on equity
 investments ........................             --                --             --              25        352          (790)
Foreign currency exchange (gains)               (351)               74          1,333           4,274       (801)        1,125
 losses, net.........................
Gain on extinguishment of debt, net
 of taxes ...........................             --                --             --              --         --        (1,021)
Preferred stock dividends ...........             --                --            232             711         675          498
                                            --------          --------       --------        --------    --------     --------
EBITDA, as adjusted .................       $ (2,213)         $   (381)      $  2,886        $ 13,022    $   7,536    $  2,299
                                            ========          ========       ========        ========    =========    ========

(6) The ratio of earnings to fixed charges has been computed by dividing earnings before foreign income and asset taxes plus fixed charges by fixed charges. Fixed charges consist of interest expense, interest capitalized and preferred stock dividends. Fixed charges exceed the net loss by approximately $7.4 million, $11.7 million, $13.3 million and $22.2 million for the years ended December 31, 1997, 1998, 1999 and 2000, respectively.


                                                                            As of December 31,
                                                       ------------- -- ------------ -- ----------- --- ------------
                                                           1997            1998            1999            2000
                                                       -------------    ------------    -----------     ------------
                                                                                (in thousands)
Historical Consolidated Balance Sheet Data
Cash and cash equivalents ...........................   $    9,005      $    2,960      $    8,311        $ 3,373
Vacation Interval receivables and other trade
 receivables, net ...................................       41,915          51,835         61,232          76,140
Land held for vacation ownership development ........       12,405          22,170         24,119          11,503
Facilities and office furniture and equipment........        1,542           3,046          5,255           5,168
Cost of unsold vacation ownership intervals and
 related memberships .... ...........................       33,178          27,606         23,605          13,303
Total assets ........................................      119,979         129,667        145,871         133,752
Notes payable .......................................        1,000          17,135         44,787          46,192
Senior Notes, due 2004, net of unamortized original
 issue discount .....................................       90,780          92,093         93,426          89,548
Redeemable preferred stock ..........................           --              --          5,143           5,630
Shareholders' investment (deficit) ..................       13,052           2,773        (15,523)        (36,191)

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

    Until March 13, 1998, the Predecessor Business and the Company sold a right to use a vacation ownership unit ("Vacation Interval") for a period of 30 years. This 30-year period was initially selected because Mexican law limited property ownership by trusts to 30 years. Subsequently, Mexican law was changed to allow a trust ownership period of 50 years and in March 1998, the Company began selling 50-year Vacation Interval weeks. The 30-year Vacation Interval weeks that had been sold prior to the acquisition, however, were not extended to 50 years, and the Company began selling an extension to these pre-acquisition Vacation Interval week owners.

    At June 30, 1998, the Company assigned a proportional beneficial interest of the Remainder Interests to each purchaser of Vacation Interval weeks who had bought subsequent to the August 18, 1997 acquisition. This structure also provides for the economic interest in the Vacation Interval week to be transferred to the purchaser and allows for the use of full accrual accounting method of profit recognition for sales made by the Company.

    Effective July 1, 1998, the Company put into effect a new product structure to sell its Vacation Interval weeks under a right-to-use membership entitling owners to a 50-year contractual right to use Vacation Interval units. This right includes the right (proportional beneficial interest) to participate either in:
(i) an extension of the contractual right to use if practicable under Mexican law or (ii) the proceeds from the sale of the Los Cabos, Cancun and Puerto Vallarta Resorts in 2047.

    In Mexico, the Company uses a membership as its means of transferring Vacation Interval weeks rather than a deeded interest because Mexican real property law does not have effective mechanisms that would allow non-Mexican individuals or companies to directly own real property within 100 kilometers of the Mexican border or 50 kilometers of the Mexican coast which include the properties on which the Company's resorts are located. Accordingly, the Company does not sell deeded interests in Mexico. Mexican law allows Mexican corporations, wholly owned by foreign corporations, to own land within this zone. Accordingly, in Mexico the Vacation Interval week is sold through a right to use.

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

Segment Results

     General. The Company has only one line of business, which develops, markets and operates luxury vacation ownership resorts in three geographic areas:
Mexico, Canada and the United States. The United States operations are carried out through a joint venture accounted for using the equity method of accounting. The agreement is with Jackson Hole Ski Corporation, the owner and developer of the Teton Village ski area near Jackson Hole, Wyoming. The Company's reportable segments are based on geographic area. The reportable segments are managed separately due to their geographic location with managers focused on improving and expanding each segment's operations. However, resource allocation is not based on individual country results, but based on the best location for future resorts in order to enhance the Company's overall ability to sell timeshares under a club concept. Revenues are attributed to countries based on the location of the vacation ownership resorts. The following presents segment data in thousands:




                                                  For the years ended December 31,
                       -----------------------------------------------------------------------------------------
                                                        Operating
                                                          Income                        Capital

                          Revenues           %             (Loss)            %        Expenditures         %
                       -------------     ---------     -------------    ----------   --------------    ---------

 2000 -
 Mexico                  $ 81,944           89.0%         $ 5,961         807.7%       $  2,419           84.7%
 Canada                    10,090           10.9%            (497)        (67.3)%           345           12.1%
 United States                 11            0.0%          (1,895)       (256.8)%            45            1.6%
 Corporate and other          136            0.1%          (2,831)       (383.6)%            46            1.6%
                         --------          ------         -------         ------       --------          ------
    Total                $ 92,181          100.0%         $   738         100.0%       $  2,855          100.0%
                         ========          ======         ========        ======       ========          ======


 1999 -
 Mexico                  $ 66,955          82.3%          $ 7,555         152.4%       $  4,780           75.7%
 Canada                    14,403          17.7%              381           7.7%            616            9.7%
 Corporate and other           45           0.0%          (2,979)         (60.1)%           922           14.6%
                         --------         ------          -------         ------       --------          ------
    Total                $ 81,403         100.0%          $ 4,957         100.0%       $  6,318          100.0%
                         ========         ======          =======         ======       ========          ======

 1998 -
 Mexico                  $ 66,036          89.3%          $13,481         141.7%       $ 11,381           97.0%
 Canada                     6,524           8.8%           (1,550)        (16.3)%           163            1.4%
 Corporate and other        1,423           1.9%           (2,414)        (25.4)%           190            1.6%
                         --------         ------          -------         ------       --------          ------
    Total                $ 73,983         100.0%          $ 9,517         100.0%       $ 11,734          100.0%
                         ========         ======          =======         ======       ========          ======



    Mexico's Segment Results - 2000 Compared to 1999. Revenues increased $15.0 million, or 22.4%, and operating income decreased $1.6 million or 21.1% for the year ending December 31, 2000. The increase in revenues primarily resulted from an overall increase in the number of Vacation Interval weeks sold. The number of weeks sold increased 1,058, or 28.0%, as both the number of qualified tours and the sales closing percentages increased. The decrease in operating income results from the loss on sale of property of $7.1 million.

    Mexico's Segment Results - 1999 Compared to 1998. Revenues increased marginally approximately $0.9 million, or 1.4%, during 1999. Operating income decreased approximately $5.9 million. The decrease in operating income results from an overall increase in cost of Vacation Interval sales, provision for doubtful accounts, advertising, sales and marketing and maintenance and energy. See "Consolidated Results" and "Mexico's Inflation and Currency Changes" for additional information.

    Canada's Segment Results - 2000 Compared to 1999. Revenues decreased $4.3 million primarily as the number of weeks sold decreased 37.9%. The decrease in weeks sold is reflective of a 29.1% decrease in tour flow primarily generated from its telemarketing operations, on-site sales office and owner referrals. However, operating income decreased by only $0.9 million because of a decrease in goodwill amortization of $1.5 million in 2000 and due to costs associated with Vacation Intervals sales decreasing along with sales.

     Canada's Segment Results - 1999 Compared to 1998. The variations in operations between 1999 and 1998 noted for Canada are due to the reporting of post-acquisition partial-year results in 1998 for the period subsequent to the date of acquisition, July 24, 1998.

    United States' Segment Results - 2000 Compared to 1999. The United States operations consist of the recent acquisition of Cimarron Resorts. The operating loss is comprised primarily of sales, marketing, advertising and general expenses.

    Corporate and other - 2000 Compared to 1999. The $0.1 million decrease in operating loss is primarily due to the decrease in accounting, tax and other consulting fees. The operating loss consists primarily of general and administrative costs that are not allocated to the segments.

Mexico's Inflation and Currency Changes

    Since December 1994, Mexico has experienced difficult economic conditions, including significant devaluation and volatility of the peso with respect to the U.S. dollar, reduced economic activity, higher inflation, and high interest rates. Through 1998, Mexico was considered a highly inflationary economy, since the three-year cumulative rate of inflation exceeded 100%. Effective January 1, 1999, Mexico was no longer considered a highly inflationary economy. The financial statements of the Company were prepared for all periods using the U.S. dollar as the functional currency. The U.S. dollar is used since the debts are generally payable in U.S. dollars and sales prices are generally established in U.S. dollars.

    The effects of the Mexican peso on the Company are tempered because the Company sells its Vacation Intervals based on prices set in U.S. dollars. Sales settled in pesos or UDI's are based on the U.S. dollar sales price converted at the current peso or UDI rate. This adjusts the price of Vacation Interval weeks sold for pesos to keep the revenue from such sales constant in dollar terms. Therefore, devaluation and inflation of the peso have not affected the Company's revenue from customers who purchase Vacation Interval weeks without financing them. However, approximately 54% of the Company's customers in Mexico elect to finance their purchase of Vacation Interval weeks through the Company. Of financed Vacation Interval receivables, approximately 37% of Mexico's Vacation Interval receivables are denominated in UDI's which insulate the Company from effects of peso inflation over extended time periods with respect to those receivables. However, the Company is not insulated from the effect of changes in the U.S. dollar/peso exchange rate with respect to UDI receivables or approximately 11% of Mexico's receivables denominated in pesos. Accordingly, to the extent the rate of Mexican inflation exceeds or is less than the rate of devaluation of the peso during any period, the Company's rate of return in constant dollar terms on UDI denominated Vacation Interval receivables will increase or decrease.

    Additionally, management believes that in interpreting the comparisons of operational results discussed below, two factors are of importance: currency exchange rates and inflation. Changes in costs between prior year and current year periods could partially result from increase or decrease in the peso exchange rate or inflation in Mexico. In particular, the average monthly peso exchange rate for the twelve months ended December 31, 2000 strengthened when compared to the average monthly peso exchange rate for the twelve months ended December 31, 1999. The Company estimates that current period costs were not materially impacted by the peso exchange rate since the monthly average peso exchange rate strengthened only slightly during 2000. However, the Company estimates that inflation in Mexico was approximately 9% during 2000. Expenditures in Mexico for advertising, sales and marketing, maintenance and energy, and for general and administrative expenses are settled primarily in pesos, and were negatively impacted by the combined effects of inflation and peso changes.

Consolidated Results

    Comparison of the twelve months ended December 31, 2000 to the twelve months ended December 31, 1999.

    Vacation Interval sales increased by approximately $8.0 million, or 12.8%, from approximately $62.8 million for the year ended December 31, 1999 to approximately $70.8 million for the year ended December 31, 2000. Vacation Interval sales increased as the number of weeks sold increased by 695, or 14.7%, from 4,729 for the year ended December 31, 1999 to 5,424 for the year ended December 31, 2000 as both the number of qualified tours and the sales closing percentages increased.

    Rental and service fee income increased by $2.0 million, or 22.7% for the year ended December 31, 2000 compared to the comparable prior year period. The increase results from an increase of approximately 4,700 new members paying service fees during the year ended December 31, 2000 compared to the comparable prior year period.

    Interest income on Vacation Interval receivables increased by $1.1 million or 15.3% for the year ended December 31, 2000 compared to the comparable prior year period. The increase results primarily from the higher amount of Vacation Interval receivables outstanding during the year ended December 31, 2000 compared to the comparable prior year period and a slightly higher overall average interest rate received during 2000.

     Provision for doubtful accounts decreased by approximately $0.4 million, or 7.4%, from approximately $5.3 million for the year ended December 31, 1999, to approximately $4.9 million for the year ended December 31, 2000. This decrease is in response to a review of historical default rates and current collection rate history which were better than previously estimated. The Company previously estimated a default rate of approximately 8% compared to a current estimated default rate of approximately 5%. The Company believes that the reserve for doubtful accounts provides adequate coverage of default risk under current market conditions.

    Advertising, sales and marketing expense increased approximately $5.0 million, or 17.0%, from approximately $29.3 million for the year ended December 31, 1999, to approximately $34.3 million for the year ended December 31, 2000. The acquisition of Cimarron increased advertising, sales and marketing approximately $1.1 million and sales at that location have not commenced. Increased sales commissions, sales promotions and marketing programs associated with higher sales levels contributed to the increase as well. As a percent of Vacation Interval sales, advertising, sales and marketing expenses increased from 46.8% for the year ended December 31, 1999 to 48.5% for the year ended December 31, 2000 primarily as a result of the increased costs of Cimarron operations and the decrease in the revenues from the Whiski Jack operation.

    Maintenance and energy expenses increased approximately $3.3 million, or 28.9%, from approximately $11.4 million for the year ended December 31, 1999, to approximately $14.7 million for the year ended December 31, 2000. The increase in expenses was caused by maintenance and energy expenses associated with the acquisitions of units after the first nine months of 1999 including Villa Vera units in Mexico and the Westin units in Whiski Jack and the costs associated with 40 additional units during late 2000 that were previously used in an exchange program with the Westin Hotel. Additionally, the cost of contract maintenance services provided by the Westin Hotels increased by approximately $0.6 million in 2000 as compared to the prior year.

    General and administrative expenses increased approximately $1.1 million, or 10.4%, from approximately $10.9 million for the year ended December 31, 1999, to approximately $12.0 million for the year ended December 31, 2000. The Company's new operations at Cimarron resorts accounted for approximately $0.5 million of this increase. Additionally, in Mexico higher costs resulted from general inflation and an increase in overall business activities associated with higher sales volumes. As a percentage of revenue, general and administrative expenses remained nearly unchanged between periods.

    Depreciation expense increased by $0.4 million during the year ended December 31, 2000 compared to the comparable prior year period. The increase primarily relates to depreciation associated with assets acquired in conjunction with the December 1999 Villa Vera Hotel and Racquet Club acquisition and increased investments in computer equipment.

    For the year ended 2000, amortization of goodwill relates to the goodwill resulting from the acquisition of Whiski Jack, which was fully amortized during 1999. During for the second quarter 2000, a final payment was made to the sellers of $150,000 for achieving specific post-acquisition earnings, which was expensed during the period.

    The Company sold its Cozumel property and certain other property held for sale in Mexico and recorded a loss of $7.1 million in 2000.

    Interest expense increased approximately $4.1 million in 2000 as compared to 1999 due primarily to interest costs associated with a higher level of debt outstanding and increased average interest rates between the periods. Average debt outstanding increased $17 million between periods, while the average interest rates increased from approximately 12.8% to 13.3% for December 31, 1999 and December 31, 2000, respectively.

    Equity  in  earnings  on  equity  investments   increased  $1.1  million  as
development and construction operations at the Teton Club were completed in October 2000, and qualified timeshare sales commenced.

    The change in foreign currency exchange gain/loss between 1999 and 2000 results from the changes in the Mexican peso. The change between periods occurred due to a weakening peso based on period end rates against the U.S. dollar and the holding of a higher level of peso denominated assets during 2000.

    The Company purchased $5.5 million face value of Senior Notes that resulted in an extraordinary gain of $1.0 million, net of tax.

    Comparison of the twelve months ended December 31, 1999 to the twelve months ended December 31, 1998.

     The discussion of results presented below includes the results of operations of Whiski Jack, which was acquired on July 24, 1998. The variations noted for Whiski Jack are due to the reporting of post-acquisition partial-year results in 1998 for the period subsequent to the date of acquisition, July 24, 1998.

    Total revenues increased approximately $7.4 million, or 10.0%, during 1999. This increase was primarily due to an 11.0% increase in Vacation Interval sales and a 24.0% increase in interest income on Vacation Interval receivables.

     Vacation Interval sales grew approximately $6.2 million, or 11.0%, during 1999 as a result of the acquisition of Whiski Jack. In Mexico, Vacation Interval sales for the 12 months ended December 31, 1999 were unchanged from the level of the prior year. The actual number of Vacation Interval weeks sold in Mexico increased 5.9% from 3,563 in 1998 to 3,772 in 1999 while the average price of a vacation interval week declined 5.4% from $14,287 in 1998 to $13,520 in 1999. The decrease in the average price per interval sold is a result of a decrease in the number of higher priced prime and holiday season intervals owned by the Company for sale.

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

    Equity in losses on equity investments increased $0.3 million as development, construction and pre-sales operations commenced during 1999 at the Teton Club. The Teton Club expenses general, selling and other indirect costs currently and the Company reports its ownership interest of such costs.

     Foreign currency exchange losses were approximately $4.3 million in 1998 compared to a foreign currency exchange gain of $0.8 million in 1999. The value of the peso increased from 9.865 per U.S. dollar at December 31, 1998 to 9.522 per U.S. dollar at December 31, 1999, resulting in the 1999 exchange gain. To partially offset peso devaluation during periods when the peso declines in value, the Company maintains a portfolio of UDI receivables (receivables denominated in an alternate Mexican currency that is adjusted for inflation on a daily basis). These inflation adjustments should offset the long-term effect of the peso devaluation. The amount of UDI inflation adjustments, which is included under interest income on Vacation Interval receivables, was approximately $1.9 million and $1.7 million for the years ended December 31, 1998 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    The Company generates cash for operations primarily from the sale of Vacation Interval weeks, receipt of payments on the Vacation Interval receivables, and the receipt of service fees charged to members. With respect to the sale of Vacation Interval weeks, the Company generates cash from all-cash sales, cash down payments on financed sales and collection of principal and interest on Vacation Interval receivables from financed sales. The Company also generates cash through loans secured by Vacation Interval receivables. At December 31, 2000, the Company had $78.7 million of Vacation Interval receivables of which $47.9 are currently pledged. At such date, approximately:
(i) 46% of Vacation Interval receivables were U.S. dollar denominated, (ii) 37% of Vacation Interval receivables were denominated in UDI's, an obligation denominated in pesos which is adjusted for Mexican inflation, (iii) 11% of Vacation Interval receivables were denominated in Mexican pesos and 6% of Vacation Interval receivables were Canadian dollar denominated.

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

    The Company has planned 2001 capital expenditures of approximately $3.6 million. These expenditures include the development of sales and marketing programs, MIS/IT, accounting software and other office improvements. Additionally, the Company has 2001 planned expenditures for the purchase of Vacation Interval inventory in Palm Springs, California and Whistler, British Columbia. The expenditures for purchases of the Palm Springs inventory are incurred only as the inventory is required when the sale of the underlying timeshare is finalized pursuant to the agreement with the original developer. In Whistler, the expenditures for purchases of inventory are incurred in the ordinary business operations of the Whiski Jack subsidiary through the purchase of individual condominium units which are resold as timeshare thereby limiting the working capital requirement consistent with historical business and financial practices. The total 2001 planned expenditures for inventory are $18 million.

    The Los Cabos development will require project financing for the first phase of approximately $6.5 million before development can proceed. The Company is currently negotiating for such financing with both U.S. and Mexican financial institutions and other investors. However, no commitment has been received from such institutions or investors. The Cabos project is included conditionally in the Company's 2001 plan, subject to obtaining such financing. Also, the Company will expend approximately $3.7 million for the refurbishment of the resort properties, substantially all of which is financed through annual maintenance fees received from owners of Vacation Intervals.

    At December 31, 2000, the Company had remaining inventory of developed Vacation Interval weeks of 3,444 weeks for Club Regina in Mexico, including Cimarron and units at the Westin Whistler Hotel held for sale by Club Regina, and 464 weeks for Whiski Jack in Canada. Based on historical sales levels and planned sales for 2001, the remaining inventory for Club Regina and Whiski Jack will provide approximately 9 months and 7 months, respectively, of inventory for sales in 2001. Also, at December 31, 2000, the Company had approximately 1,400 of remaining developed Vacation Interval weeks at Teton Club joint venture and anticipates it will sell this remaining inventory by the end of 2003. The Company plans to increase its Vacation Interval weeks inventory through development of additional properties and making acquisitions in the short term, developing its land in Los Cabos, and making acquisitions in Mexico, the United States and Canada.

    To finance its growth strategy, in addition to accessing its existing lines of credit, the Company may from time to time consider issuing debt, equity or other securities, entering into traditional construction financing or credit agreements, entering into joint venture or development agreements with respect to its undeveloped property, or hypothecating additional Vacation Interval receivables. The operating and financial restrictions and covenants in our debt agreements, including our bank credit facilities and the indenture governing the Senior Notes, may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. These debt agreements include covenants that require us to meet certain financial ratios and financial tests, including a minimum capital test, a minimum general administrative and sales expenses to Vacation Interval sales ratio test and a minimum "Adjusted Current Assets" to "Adjusted Current Liabilities" ratio (as each is defined therein). In addition, the debt agreements restrict our ability to take additional action without the consent of the lenders such as the incurrence of additional debt or the sale of our interest in the resorts. Such covenants, required ratios and tests may require that we take action to reduce debt or to act in a manner that delays the achievement of our business objectives. If we breach any of these restrictions or covenants or suffer a material adverse change which restricts our borrowing ability under our credit facilities we would be unable to borrow funds thereunder without a waiver. A breach or inability to obtain timely waivers could cause a default under the Senior Notes and our other debt. Our indebtedness could then become immediately due and payable, in which case we may not have or be able to obtain sufficient funds to make these accelerated payments, including payments on the notes.

     At December 31, 2000, the Company had outstanding $94.5 million of 13% Senior Notes, $14.6 million outstanding under the FINOVA receivables line of credit that at year-end bears interest at 11.25%, $4.4 million outstanding under the FINOVA inventory based credit facility that at year-end bears interest at 11.75%, $12.7 million outstanding under the Textron credit line that at year-end bears interest at 11.5%, $4.8 million outstanding under the Bancomer loan that at year-end bears interest at 12%, $4.1 million mortgage notes payable that at year-end bears interest at an average interest rate of 11.4%, and $5.6 million of bank and other debt that at year-end bears interest at an average interest rate of 12.6%. Approximately $23.2 million, $8.3 million, $6.9 million, $99.1 million, $2.4 million and $0.8 million of the outstanding debt which has stated repayment amounts is due in 2001, 2002, 2003, 2004, 2005 and thereafter, respectively. In addition to such debt, the Company has $5.6 million of Pay-in-Kind Preferred Stock outstanding at December 31, 2000. The Pay-in-Kind Preferred Stock is redeemable at any time before December 1, 2004, at which time the redemption is mandatory. With the exception of the $6.1 million semi-annual interest payments due June 1 and December 1 on the Senior Notes, interest is paid monthly on all debt obligations of the Company. At December 31, 2000, the Company had $1.0 million of accrued and unpaid interest on Senior Notes. As of December 31, 2000, the Company was not in compliance with the FINOVA loan covenant related to the ratio of administrative, sales and marketing expenses to Vacation Interval sales, but obtained a timely waiver for such year-end non-compliance.

    At December 31, 2000, the Company was, and continues to be, highly leveraged, with substantial debt service requirements. As discussed above, the Company incurs significant liquidity needs to fund its semi-annual Senior Notes interest payments due June 1 and December 1. A significant portion of the Company's assets is pledged against existing borrowings. The Company has a shareholders' deficit, has incurred losses since its inception and expects to incur a net loss for fiscal 2001. To achieve profitable operations, the Company is principally dependent on its ability to restructure its Senior Notes with a reduction in the principal amount outstanding and to attract new equity or equity equivalent capital. The Company expects that it will obtain sufficient additional credit capacity or equity capital or complete a debt restructuring, sale of assets or a combination of the foregoing to meet its debt service obligations, including interest payments on its Senior Notes during 2001. The Company has historically incurred debt and issued equity securities to fund negative cash flows from operating activities and to make the payments on previously incurred debt obligations. The Company also expects to be able to fund capital requirements from anticipated capital project financings, which have not yet been negotiated. However, should the Company not be able to successfully negotiate additional credit capacity, there is no assurance that the Company would be able to meet all of its short-term debt service obligations unless it liquidates assets and reduces the size of its operations.

    The Company's borrowing capacities under the FINOVA and Textron notes receivable based credit facilities are $20 million and $18 million, respectively. The Company estimates that based on Vacation Interval receivables not currently pledged, approximately $1.4 million and $5.3 million under the FINOVA and Textron lines of credit respectively, at December 31, 2000, were available for borrowing under the credit facilities. Additionally, the Company has available $20 million of notes receivable based facility capacity through the Cimarron Project Development, Management and Sales Agreement. This credit facility with Textron can be utilized only in conjunction with the credit sales of inventory acquired through the Cimarron agreement and outstanding loans bear interest at a fluctuating base rate based on Chase Manhattan Bank prime rate (9.5% at December 31, 2000) plus 225 basis points. Textron will lend 90% on pledged notes receivable denominated in United States dollars and held by United States residents. Borrowings can be made under this facility for 24 months after the date of the first draw, and the facility matures five years from the date of the first draw. No advances have been made under the receivables credit facility.

     The  Company  plans  payment of the June  Senior  Notes  interest  based on available cash and existing credit capacity under current credit lines. The payment of the December Senior Notes interest will require modification to the terms of current credit agreements, including, the modification of collateral terms to increase the allowed amount of Vacation Interval receivables from Mexican obligors, to increase the portion of collateral which can be based on Mexican currency, expansion of the borrowing limit and restructuring the Senior Notes including reducing the outstanding balance. The Company is currently evaluating several alternatives for meeting this additional working capital need. However, to date, negotiations with existing lenders, and prospective financing sources have not resulted in any commitments to provide financing to meet 2001 working capital needs.

    On a long-term basis, the Company has debt maturities of $8.3 million, $6.9 million, $99.1 million, $2.4 million and $0.8 million in 2002, 2003, 2004, 2005 and thereafter, respectively. In order to meet obligations in the long-term, the Company will need to achieve profitable operations, reduce its high leverage position and expand and extend its current credit facilities. Should the Company not achieve one or more of these requirements the Company's ability to continue to operate would be jeopardized.

     The Company is working to reduce its high leverage position. The Company believes that there are several opportunities that may facilitate a capital restructuring. While the Company intends to continue to pursue such opportunities, there can be no assurance that a capital restructuring will occur.

     As part of the Teton Club financing arrangement with FINOVA, the Company is directly obligated for 25% of the construction loan, pre-sale working capital loan and receivables loan not repaid by the Teton Club, and is also responsible for any working capital deficits at the Teton Club. As of December 31, 2000, Teton Club was not in compliance with loan covenants related to the level of monthly unit sales and the ratio of administrative, sales and marketing expenses to Vacation Interval sales, but obtained timely waivers for such year-end non-compliance.


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

    This exposure to the Mexican peso,  however,  is reduced by several factors:
(1) the pricing of sales of Vacation Interval weeks is set in U.S. dollars and thus, notwithstanding competitive pricing issues, is not affected by fluctuations in foreign currency, and (2) as of December 31, 2000, 37% of the Company's receivables that are denominated in Mexican pesos are protected against currency fluctuations resulting from inflation. This portion of the Company's receivables is denominated in UDI's, a Mexican currency tied to the peso and indexed monthly for inflation.

    Since December 1994, Mexico has experienced difficult economic conditions, including significant devaluation and volatility of the peso with respect to the U.S. dollar, reduced economic activity, higher inflation, and high interest rates. Through 1998, Mexico was considered a highly inflationary economy for purposes of applying SFAS 52 since the three-year cumulative rate of inflation exceeded 100%. Effective January 1, 1999, Mexico was no longer considered a highly inflationary economy. The financial statements of the Company were prepared for all periods using the U.S. dollar as the functional currency. The U.S. dollar is used since the debts are payable in U.S. dollars and prices are generally established in U.S. dollars.

    The Company is exposed to interest rates with respect to its long-term debt obligations and receivables. The Company's primary exposures are in long-term receivables in Mexico, totaling approximately $76.4 million, and in fixed rate, long-term U.S. dollar denominated debt that is primarily publicly held, totaling approximately $98.0 million.

    The following table sets forth (in thousands) the average interest rates for the scheduled maturities of the Company's long-term debt obligations and receivables in the context of: (a) interest rate risk and (b) foreign currency exchange rate risk:

                                                                                                                     Estimated
                                                                                                                   Fair Value at
                                   2001        2002         2003         2004       2005     Thereafter    Total       12/31/00
                                  ------       -----        -----      -------     ------    ----------    ------  -------------
Fixed rate long-term debt:
  Amount (U.S. dollar)             3,467         26           --        94,500        --          --       97,993      3,493(1)
    Average interest rate            13.0%       13.0%        --           13.0%      --          --          13.0%
  Amount (Canadian dollar)         2,001         --           --           --         --          --        2,001      2,001(2)
    Average interest rate            12.0%       --           --           --         --          --          12.0%
  Amount (Mexican peso)            4,831         --           --           --         --          --        4,831      4,831(2)
    Average interest rate            12.0%       --           --           --         --          --          12.0%

Variable rate long-term debt:
  Amount (U.S. dollar)            12,224       7,518        6,186        3,812       1,759        258      31,757     31,757(2)
     Average interest rate           11.5%       11.4%        11.4%        11.4%       11.4%      11.4%       11.4%
  Amount (Canadian dollar)           702         741          754          745         670        500       4,112      4,112(2)
    Average interest rate            11.4%      11.4%        11.4%         11.4%       11.4%      11.4%       11.4%

Fixed rate long-term Receivables:
  Amount (U.S. dollar)            10,126       9,984        8,060        5,255       2,159        705      36,289     38,289(2)
    Average interest rate            15.3%        15.3%        15.3%       15.3%       15.3%      15.3%       15.3%
  Amount (Mexican peso)            3,640       3,007        2,191          71           5          --       8,914      8,914(2)
    Average interest rate            22.3%       22.3%        22.3%        22.3%       22.3%      22.3%       22.3%
  Amount (UDI)                     7,411       7,479        6,591        5,054       2,626          --     29,161     29,161(2)
    Average interest rate             8.6%        8.6%         8.6%         8.6%        8.6%        --         8.6%

Variable rate long-term Receivables:
  Amount (Canadian dollar)           710         744          778          799         758        556       4,345      4,345 (2)
    Average interest rate            14.6%        14.6%        14.6%       14.6%       14.6%      14.6%       14.6%


(1) The fair value of the Company's Senior Notes cannot be determined as none of the senior notes are actively traded on the open market. Also, the amount of premium or discount cannot be predicted were these notes to become actively traded in the future.
(2) These financial instruments are held for other than trading purposes; the carrying amounts of these instruments approximates fair value.

    The following table sets forth changes in market risk exposure between the years ended December 31, 1999 and 2000 (in thousands):

                                                                     Increase/
                                                1999      2000      (decrease)
                                              -------    -------    ----------
     Fixed rate long-term debt                109,379    104,765     (4,614)
     Variable rate long-term debt              35,409     35,869        460
     Fixed rate long-term   receivables        59,556     74,364     14,808
     Variable rate long-term receivables        4,319      4,345         26


    Fixed rate long-term debt decreased primarily due to the repurchase of $5.5 million of Senior Notes during 2000. Furthermore, variable rate long-term debt increased due to additional borrowings under accounts receivable lines of credit for payment of interest on Senior Notes and for other working capital needs.


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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

Part III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

     The following table sets forth the names, ages and positions of the directors, executive officers and other key employees of the Company or its subsidiaries as of December 31, 2000. A summary of the background and experience of each of these individuals is set forth after the table.

    Executive Officers and      Age     Position
    Directors
    Douglas Y. Bech             55      Chairman and Chief Executive Officer
    Robert L. Brewton           48      Executive Vice President - Chief Investment Officer
    George E. Aldrich           54      Senior Vice President - Finance and Accounting
    Bruce S. MacIntire          50      Senior Vice President - Resorts Development
    Gustavo Ripol               38      Senior Vice President - Managing Director, Club Regina and
                                        Raintree Vacation Club
    Brian R. Tucker             38      Senior Vice President - Operations
    Christel DeHaan             58      Director
    Walker G. Harman            54      Director
    Thomas R. Powers            61      Director


     Douglas Y. Bech is a founding principal of Raintree Capital Company, LLC, established in 1994, and the principal promoter in organizing the Company and effecting the acquisition of the Club Regina Resorts and Westin Regina Hotels. From 1994 through October 1997, Mr. Bech was a partner in the Houston office of the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P. From 1993 to 1994, Mr. Bech was a partner in the Houston office of the law firm of Gardere & Wynne, L.L.P. Mr. Bech was associated with and a senior partner of Andrews & Kurth, L.L.P. from 1970 until 1993. Throughout his career Mr. Bech has specialized in mergers and acquisitions and financial and securities transactions. Mr. Bech serves as a director of Frontier Oil Corporation, a New York Stock Exchange company, j2 Global Communications, a Nasdaq company, Pride Companies, L.P., a publicly traded master limited partnership, and several private companies.

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

     George E. Aldrich joined the Company in November 1998 as Senior Vice President - Accounting and Finance. In this capacity Mr. Aldrich is responsible for overseeing the financial reporting, tax, treasury and insurance functions. From August 1996 through November 1998, Mr. Aldrich served as Chief Financial Officer for KBC Advanced Technologies, Inc., a U.S. subsidiary of a British-based public company that provides consulting services and specialized software to the refining industry. From 1983 to 1996, Mr. Aldrich was Vice President - Controller for Wainoco Oil Corporation (now, Frontier Oil Corporation), with oil and gas exploration and production and refining operations, and is on the New York Stock Exchange. During Mr. Aldrich's tenure at Wainoco, Wainoco had operations in the United States and Canada as well as activities in other international locations. Prior to joining Wainoco, Mr. Aldrich was with Arthur Andersen LLP. Mr. Aldrich is a licensed C.P.A.

     Bruce S. MacIntire joined the Company in October 1998 as Senior Vice President. In this capacity Mr. MacIntire is currently responsible for resorts development of the Company. From 1997 until joining the Company, Mr. MacIntire served as Vice President - Sales and Marketing for The River Club, a luxury fractional vacational ownership resort in Telluride, Colorado. From 1994 until 1997, Mr. MacIntire served as Vice President - Development for Marriott Ownership Resorts, Inc., the vacation interval club business unit of Marriott Hotels. In that capacity Mr. MacIntire managed development projects in Park City, Utah, Aruba, Marbella, Spain, Kauai,

Hawaii,  Williamsburg,  Virginia and  Breckenridge,  Colorado.  Previously,  Mr.
MacIntire was head of marketing for The Doral Resort and Spa (currently The Peaks) in Telluride, Colorado including its Vacation Interval ownership sales and marketing. Mr. MacIntire has served in various capacities in the real estate industry since 1972.

     Gustavo Ripol joined the Company in October 1997 and since December 2000 is Managing Director of Club Regina and Raintree Vacation Club including responsibility for business development in Mexico. From 1995 to 1997, he was RCI's Marketing and Communications Director for Latin America, where he was also responsible for developing new business units in the region for the marketing, sale and implementation of vacation ownership services. From 1993 to 1994, Mr. Ripol served as Planning Director for Bancomer's Tourism Division responsible for strategic planning for the hotel and vacation ownership business units and development of the Club Regina Resort vacation interval product. From 1987 to 1992, Mr. Ripol held various positions as Manager of Planning & Systems, Director of Finance and Administration and Director of Planning and Business Development for Grupo Los Remedios (a Mexican based construction and real estate development group). Mr. Ripol holds degrees in engineering and finance.

     Brian R. Tucker has been with Raintree since August 1997 in various capacities and is a Senior Vice President responsible for operations. From 1995 through 1997, Mr. Tucker was an associate of Raintree Capital Company. Prior to joining Raintree Capital Company, Mr. Tucker was employed for five years at Deloitte & Touche Management Consulting Group where he advised clients in various industries concerning mergers, acquisitions and bankruptcy. Mr. Tucker also worked for British Petroleum as a drilling and production engineer for three years prior to receiving an M.B.A. from the Wharton School of Finance in 1990.

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

     Michael W. McGeough is Managing Director of Whiski Jack Resorts Ltd., having assumed this position in October, 1999. From 1994 to 1999 Mr. McGeough was employed by Whiski Jack specializing in acquisitions for Whiski Jack and held a license from the British Columbia Real Estate Association. From 1991 to 1994, he worked as a sales consultant with Whiski Jack. Prior to that, Mr.
McGeough worked as a securities trader with First Vancouver Securities and Yorkton Securities in Vancouver, B.C., and was President of Stealth Marketing, Inc. Mr. McGeough is currently a director of the Canadian Resort Development Association. He has passed the Canadian Securities Course, and graduated from International College in Vancouver.

     Cheryl C. Okamoto joined the Company as Director of Operations - The Teton Club in November 1998 and is now Vice President - Administration. In this capacity, Ms. Okamoto is responsible for administrative and accounting operations of The Teton Club and future U.S. based vacation ownership locations. Prior to joining the Company, Ms. Okamoto served from July 1998 to November 1998 as chief accounting officer for Telluride Venture Group II, developers of The River Club in Telluride, Colorado. From 1994 to July 1998, Ms. Okamoto served as controller for Pahio Resorts, Inc. the largest privately owned vacation ownership development company in Hawaii. Director Classes and Agreements

     The Company's Board of Directors currently consists of four members and is divided into three classes, one class of which is elected each year to hold office for a three-year term and until successors are elected and qualified. The terms of the Class A, Class B and Class C directors of the Company will expire at the 2001, 2002 and 2000 annual meetings, respectively. Mr. Powers and Ms. DeHaan serve in Class A, Mr. Harman in Class B and Mr. Bech in Class C. Successors to the directors whose terms have expired are required to be elected by stockholder vote while vacancies in unexpired terms and any additional positions created by board action are filled by action of the existing Board of Directors. The executive officers named above were elected to serve in such capacities until the next annual meeting of the Board of Directors, or until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification or removal from office. No family relationships exist among the executive officers or directors of the Company.

Director Compensation

     Directors do not receive compensation for serving as directors. Directors are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or committees thereof incurred in their capacity as directors.

Committees of the Board of Directors

     The Company has an Executive Committee and an Audit and Compensation Committee. The Audit and Compensation Committee reviews and reports to the Board of Directors the scope and results of audits by the Company's outside auditor. The committee also recommends the firm of certified public accountants to serve as the Company's independent public accountants, subject to nomination by the Board of Directors and approval of the stockholders, authorize all audit and other professional services rendered by the auditor and periodically review the independence of the auditor. The Committee also determines the compensation of the Company's executive officers. Membership of the Audit and Compensation Committee is restricted to those directors who are not active or retired officers or employees of the Company. Ms. DeHaan and Messrs. Harman and Powers are members of the Audit and Compensation Committee and Mr. Powers serves as Chairman. All the current directors are also members of the Executive Committee, of which Mr. Bech serves as Chairman.

Report of the Audit Committee of the Board of Directors

Report of the Audit Committee of the Board of Directors:

March 29, 2001

To the Board of Directors of Raintree Resorts International, Inc.

We have reviewed and discussed with management the Company's audited financial statements as of and for the year ended December 31, 2000.

We have discussed with the independent auditors the matters required to be discussed by statement of Auditing Standards No. 61, "Communication with Audit Committees," as amended, by the Audit Standards Board of the American Institute of Certified Public Accountants.

We have received and reviewed the written disclosures and the letter from the independent auditors required by Independence Standard No. 1, "Independence Discussions with Audit Committees," as amended, by the Independence Board, and have discussed with the auditors the auditors' independence.

Based on the reviews and discussions referred to above, we recommended to the Board of Directors that the financial statements referred to above be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Mr. Powers, Chairman



Summary of 2000 Audit Firm Fees

     During 2000, the Company retained its principal auditors, Andersen, to provide services in the following categories and amounts:

         Audit fees (1)             $ 700,000
         Tax consultation           $ 127,000
         All other fees (2)         $  93,000
--------------------

(1) Audit fees represent services provided in connection with the audit of Raintree's consolidated and subsidiaries' financial statements for the year ended December 31, 2000, reviews of interim financial information included in Raintree's quarterly reports on Form 10-Q during the year and statutory audits related to certain Mexican subsidiaries.

(2)  All other fees represent  services  incurred  during 2000 related to, among
     other   things,   consultation   on   registration   statement   and   debt
     restructuring.

     The Audit Committee has considered whether the provisions of non-audit services by the Company's principal auditor are compatible with maintaining independence.

ITEM 11 - EXECUTIVE COMPENSATION

     The following table sets forth certain compensation information for the Company's five most highly compensated executive officers (the "Named Executive Officers"). Compensation information is shown for all services rendered during the fiscal years 2000, 1999 and 1998.


                                                               Annual Compensation *                   Securities
                                               --------------- ------------ ------------ ------------  Underlying
Name/Principal Position               Year         Salary       Bonus (5)      Other        Total     Options/SARs
-----------------------               ----         ------       ------         -----        -----     ------------


Douglas Y. Bech                       2000       $265,000        $26,500         --       $291,500         --
   Chairman and                       1999        260,000             --         --        260,000         --
   Chief Executive Officer            1998        240,000         15,000         --        255,000       100,000


Robert L. Brewton (1)                 2000       $250,000        $25,000         --       $275,000         --
  Executive Vice President-           1999        242,970             --         --        242,970         --
  Chief Investment Officer            1998        154,531         32,658         --        187,189        85,000


George Aldrich (2)                    2000       $180,000        $18,000         --       $198,000         --
  Senior Vice President -             1999        170,000             --         --        170,000         --
  Finance and Accounting              1998         21,250             --         --         21,250        50,000


Bruce MacIntire (3)                   2000       $180,000        $18,000         --       $198,000           --
    Senior Vice President -           1999        120,000             --         --        120,000           --
    Resorts Development               1998         61,250         30,000         --         91,250        30,000

Brian Tucker                          2000       $165,000        $16,500         --       $181,500          --
   Senior Vice President -            1999        155,000             --         --        155,000          --
   Operations                         1998        150,000         10,000         --        160,000        35,000

John McCarthy (4)                     2000       $250,000       $120,000         --       $370,000       250,000
   President                          1999        250,000             --         --        250,000         --
                                      1998        250,000         10,000         --        260,000        20,000

---------------
(1)  Mr. Brewton's employment with the Company commenced on April 15, 1998.
(2)  Mr. Aldrich's employment with the Company commenced on November 15, 1998.
(3)  Mr. MacIntire's employment with the Company commenced on October 16, 1998.
(4)  Mr.  McCarthy  terminated his  employment  with the Company on November 30,
     2000 to accept the  cabinet  position  as  Director  of  Fonatur  (National
     Tourism and Development Fund with  responsibility  for direct investment in infrastructure  work  and new  tourism  projects)  in  Mexico's  Presidente
     Vincente  Fox's Cabinet.  (5) Bonuses  awarded on November 30, 2000 for the year 2000 will be paid in 12 monthly installments over the year 2001.

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

     The Committee's overall policy regarding compensation of the Company's executive officers is to provide base salaries, annual bonuses and stock option grants that will: (i) attract, retain, motivate and reward high caliber officers to manage the Company's business, (ii) inspire the executive officers to innovatively and aggressively pursue Company goals, and (iii) align the long-term interests of the executive officers with those of the Company's stockholders.

     Compensation for each of the Company's executive officers was determined on an individual basis, taking into account compensation by industry competitors, their performance as executive officers and general economic conditions. Also, compensation considers their industry and professional experience.

     The Company uses stock options to relate the benefits received by executive officers and key employees to the amount of appreciation realized by the stockholders over comparable periods. The executive officers were granted stock options under the Company's 1997 Long Term Incentive Plan. See " - 1997 Long Term Incentive Plan."

     In 2000, the Compensation Committee recommended awarding bonuses or stock options to the named officers. In granting awards the Committee considered the improvement in the Company's operating results, progress in deleveraging the Company's capital structure, evaluation of each individual's performance and lack of prior awards and restraint on compensation increases.

                           The Compensation Committee of the Board of Directors

                           Christel DeHaan
                           Walker G. Harman
                           Thomas R. Powers


Stock Options Granted in Last Fiscal Year

     The following table provides certain information regarding the number of stock options to purchase shares of the Company's Common Stock granted to the Named Executive Officers during 2000, which were granted with a 10-year term.


                                                                            Percentage of
                                    Options            Exercise             Total Options           Grant Date
     Name                           Granted         Price per Share            Granted            Present Value*
     ----                           -------         ---------------            -------            --------------
     John McCarthy                  250,000              $1.00                  100%                  $250.00
----------
* The grant date present value was  determined  using the  Black-Scholes  option pricing model using a weighted-average assumption for risk-free interest rate of
5.28%,  divided  yield of 0%,  expected  market price  volatility  of 68% and an option life of ten years.


Option Exercises and Option Values


                                                                                       Value of Unexercised
                                                              Total                    In-the-Money Options
                             Shares                   Options at Year-End 2000           at Year-End 2000*
                           Acquired on      Value     ------------------------           -----------------
     Name                  Exercise(#)   Realized($)  Exercisable   Unexercisable    Exercisable      Unexercisable
     ----                  -----------   -----------  -----------   -------------    -----------      -------------
     Douglas Y. Bech         --            --            60,000        40,000              --               --
     Robert L. Brewton       --            --            51,000        34,000              --               --
     George Aldrich          --            --            30,000        20,000              --               --
     Bruce MacIntire         --            --            18,000        12,000              --               --
     Brian Tucker            --            --            21,000        14,000              --               --
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

     The Compensation Committee, or such other committee as the Board of Directors designates, who will administer the Plan and select the individuals who will receive awards and establish the terms and conditions of those awards. The maximum number of shares of Common Stock that may be subject to outstanding awards, determined immediately after the grant of any award, may not exceed the greater of 800,000 shares or 8% of the aggregate number of shares of Common Stock outstanding at the time of such grant. Shares of Common Stock which are attributable to awards which have expired, terminated or been canceled or forfeited are available for issuance or use in connection with future awards.

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

Exculpatory Charter Provision; Liability and Indemnification of Officers and Directors

     The Company has included in its Amended and Restated Articles of Incorporation provisions to eliminate the personal liability of its directors for monetary damages resulting from breaches of their fiduciary duty; provided, however, that such provision does not eliminate liability for: (i) acts or omissions not in good faith or which involve intentional misconduct, fraud, or a knowing violation of law, or (ii) violations under Section 78.300 of the NGCL concerning unlawful distributions to shareholders. However, these provisions will not limit the liability of the Company's directors under the federal securities laws. The Company believes that these provisions are necessary to attract and retain qualified persons as directors and officers.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT


     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of January 31, 2001, by each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (giving effect for such purpose the outstanding Warrants to purchase Common Stock and Company Stock options currently exercisable or exercisable in 60 days) each of the Company's directors and executive officers and all executive officers and directors of the Company as a group. Unless otherwise indicated, each person's address is 10000 Memorial Drive, Suite 480, Houston, Texas 77024. The number of shares of Common Stock currently outstanding is 12,019,807 and there are outstanding warrants to purchase 2,616,455 shares of Common Stock at $0.01 per share, and 500,000 shares of Common Stock at $5 per share, and stock options to purchase 480,500 shares.


                                                      Beneficial Ownership(1)
                                                      ----------------------
                                                     Shares
                                                  Beneficially       Percent
           Name                                     Owned(1)        of Class
  -------------------                             ----------        --------
  Douglas Y. Bech (2)                              3,016,486           24.7
  Robert L. Brewton (2)                              569,500            4.7
  George Aldrich (2)                                  99,200            *
  Bruce MacIntire (2)                                 32,200            *
  Gustavo Ripol (2)                                   33,000            *
  Brian R. Tucker (2)                                147,800            1.2
  Christel DeHaan                                    928,933            7.6
    10 West Market Street, Suite 1990
     Indianapolis, IN 46204
  Walker G. Harman (3)                             1,940,000           16.0
  Thomas R. Powers                                 1,246,213           10.3
  All directors and officers as a group            7,263,632           60.4
  (9 persons)


*  Less than 1%
(1) To the Company's knowledge, such person has sole voting and investment power with respect to all Common Stock shown as beneficially owned by such person, unless otherwise indicated. The outstanding warrants and stock options currently exercisable or exercisable in 60 days are included for purposes of computing the percentage of each individual's outstanding shares.
(2)  Includes stock options to purchase 60,000,  51,000,  30,000, 21,000, 18,000 and 27,000 shares of Common Stock that are currently exercisable or become exercisable in 60 days from January 31, 2001, and are held by Messrs. Bech, Brewton, Aldrich, MacIntire, Ripol and Tucker, respectively.
(3) Includes 1,840,000 shares of Common Stock and warrants to purchase 100,000 shares of Common Stock held by Metro Mexico Investment Partners ("MMIP"). Mr. Harman is a general partner of MMIP and, as such, can be deemed to have beneficial ownership of the shares and warrants MMIP holds. Mr. Harman disclaims ownership of 120,000 of such shares.



ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     At December 31, 1999 and 2000, the aggregate principal amount of mortgages payable to related parties, employees and affiliates of Whiski Jack Resorts, was $1,014,000 and $1,459,000, respectively. Interest accrues on the mortgages at rates ranging from prime plus 3% to prime plus 7.75% per annum and is payable in monthly installments over periods ranging from twelve months to ten years.

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

4.1* -- Indenture (including Forms of Registered Note and Outstanding Note), dated December 5, 1997, among the Issuers and IBJ Schroder Bank & Trust Company. (incorporated by reference to Exhibit 4.1 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

4.2* -- Warrant Agreement (including form of warrant), dated December 5, 1997, between RRI US and the Warrant Agent. (incorporated by reference to Exhibit
     4.3 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

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

10.5*-- Form of Operating Agreement by and among Starwood and subsidiaries of RRI US (English translation). (incorporated by reference to Exhibit 10.5 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

10.6*-- Warrant Shares Registration Rights Agreement, dated December 5, 1997, between RRI US and the Initial Purchaser. (incorporated by reference to Exhibit 10.6 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

10.7*-- Form of  Indemnity  Agreement.  (incorporated  by  reference  to Exhibit
     10.10 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

10.8*-- Form of Registration Rights Agreement, by and among RRI US and stockholders of RRI US. (incorporated by reference to Exhibit 10.11 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

10.9*-- Form of Shareholders Agreement, by and among RRI US and stockholders of RRI US. (incorporated by reference to Exhibit 10.12 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

10.10* -- 1997 Long-Term  Incentive Plan.  (incorporated by reference to Exhibit
     10.13 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

10.11* -- Tax Allocation  Agreement dated August 18, 1997, by and among Starwood
     Lodging Corporation and RRI US. (incorporated by reference to Exhibit 10.14 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

10.12* --  Agreement  dated May 20, 1996 by and among  Starwood  Capital  Group,
     L.L.C., RRI US and Raintree Capital Company, LLC. (incorporated by reference to Exhibit 10.15 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

10.13* --  Agreement  dated  May  20,  1996  by and  among  SLT  Realty  Limited
     Partnership, RRI US and Raintree Capital Company, LLC. (incorporated by reference to Exhibit 10.16 to Amendment No. 1 dated April 22, 1998 to Registrant's Registration Statement on Form S-4/A-File No. 333-49065)

10.14* -- Loan and Security Agreement for $20,000,000, dated November 23, 1998, by and between FINOVA Capital Corporation and CR Resorts Cancun, S. de R.L. de C.V.; CR Resorts Los Cabos, S. de R.L. de C.V.; CR Resorts Puerto Vallarta, S. de R.L. de C.V.; Corporacion Mexitur, S.A. de C.V.; CR Resorts Cancun Timeshare Trust S. de R.L. de C.V.; CR Resorts Cabos Timeshare Trust, S. de R.L. de C.V. and CR Resorts Puerto Vallarta Timeshare Trust,
     S. de R.L. de C.V. (incorporated by reference to Exhibit 10.18 to Registrant's Form 10-K for the year ended December 31, 1998)

10.15* --  Corporate  Guarantee  and  Subordination  Agreement  to the  Loan and
     Security Agreement for $20,000,000 with FINOVA, dated November 23, 1998, by and between FINOVA Capital Corporation and Raintree Resorts International, Inc. (incorporated by reference to Exhibit 10.19 to Registrant's Form 10-K for the year ended December 31, 1998)


10.16* -- First Amended and Restated Loan and Security Agreement for $20,000,000
     Receivables Loan and $13,500,000 Inventory Loan, dated April 23, 1999, by and between FINOVA Capital Corporation and CR Resorts Cancun, S. de R.L. de C.V.; CR Resorts Los Cabos, S. de R.L. de C.V.; CR Resorts Puerto Vallarta,
     S. de R.L. de C.V.; CR Resorts Cabos  Timeshare  Trust,  S. de R.L. de

     C.V. and CR Resorts Puerto Vallarta Timeshare Trust, S. de R.L. de C.V. (incorporated by reference to Exhibit 10.1 to Registrants' Form 10-Q for the quarter ended June 30, 1999)

10.17* -- Consent of Guarantor and  Amendment  No. 1 to Corporate  Guarantee and
     Subordination Agreement to the Loan and Security Agreement for $20,000,000 with FINOVA, dated April 23, 1999, by and between FINOVA Capital Corporation and Raintree Resorts International, Inc. (incorporated by reference to Exhibit 10.2 to Registrants' Form 10-Q for the quarter ended June 30, 1999)

10.18* --  Loan  and  Security  Agreement  for  $33,250,000  Construction  Loan,
     $7,500,000 Working Capital Loan and $20,000,000 Receivables Loan, dated June 29, 1999, by and between FINOVA Capital Corporation and The Teton Club, L.L.C. and Raintree Resorts International, Inc. (incorporated by reference to Exhibit 10.3 to Registrants' Form 10-Q for the quarter ended June 30, 1999)

10.19* --  Amendment  No. 1, dated  November  30,  1999,  to First  Amended  and
     Restated Loan and Security Agreement for $20,000,000 Receivables Loan and $13,500,000 Inventory Loan by and between FINOVA Capital Corporation and CR Resorts Cancun, S. de R.L. de C.V.; CR Resorts Los Cabos, S. de R.L. de C.V.; CR Resorts Puerto Vallarta, S. de R.L. de C.V.; CR Resorts Cabos
     Timeshare Trust, S. de R.L. de C.V. and CR Resorts Puerto Vallarta Timeshare Trust, S. de R.L. de C.V. (incorporated by reference to Exhibit
     10.23 to Registrant's Form 10-K for the year ended December 31, 1999)

10.20* -- Consent of Guarantor and  Amendment  No. 2 to Corporate  Guarantee and
     Subordination Agreement to the First Amended and Restated Loan and Security Agreement for $20,000,000 Receivables Loan and $13,500,000 Inventory Loan. (incorporated by reference to Exhibit 10.24 to Registrant's Form 10-K for the year ended December 31, 1999)

10.21* -- Loan Agreement,  dated November 23, 1999,  between  Textron  Financial
     Corporation,  CR Resorts Cancun,  S. de R.L. de C.V., CR Resorts Los Cabos,
     S. de R.L. de C.V., CR Resorts Puerto Vallarta, S. de R.L. de C.V., Corporacion Mexitur, S. de R.L. de C.V., CR Resorts Cancun Timeshare Trust,
     S. de R.L. de C.V., CR Resorts Cabos Timeshare Trust, S. de R.L. de C.V., and CR Resorts Puerto Vallarta Timeshare Trust, S. de R.L. de C.V. (incorporated by reference to Exhibit 10.25 to Registrant's Form 10-K for the year ended December 31, 1999)

10.22* -- Payment Guaranty and Subordination Agreement, dated November 23, 1999, to Textron Financial Corporation Loan Agreement dated November 23, 1999. (incorporated by reference to Exhibit 10.26 to Registrant's Form 10-K for the year ended December 31, 1999)

10.23* -- Loan  Agreement,  dated  November 26, 1999,  between  Bancomer,  S.A.,
     Institucion de Banca Multiple, Grupo Financiero, and CR Resorts Capital, S. de R.L. de C.V. (incorporated by reference to Exhibit 10.27 to Registrant's Form 10-K for the year ended December 31, 1999)

10.24* --  Employment  Agreement,  dated  November  16, 1998,  between  Raintree
     Resorts International, Inc. and George E. Aldrich. (incorporated by reference to Exhibit 10.28 to Registrant's Form 10-K/A for the year ended December 31, 1999)

10.25* -- Employment Agreement,  dated January 1, 1999, between Raintree Resorts
     International,  Inc.  and Douglas Y. Bech.  (incorporated  by  reference to
     Exhibit 10.29 to  Registrant's  Form 10-K/A for the year ended December 31,
     1999)

10.26* -- Employment Agreement,  dated January 1, 1999, between Raintree Resorts
     International,  Inc. and Robert L. Brewton.  (incorporated  by reference to
     Exhibit 10.30 to  Registrant's  Form 10-K/A for the year ended December 31,
     1999)

10.28* -- Limited  Liability  Company  Agreement of the Teton Club,  LLC,  dated
     November 3, 1998, between Raintree Resorts International, Inc. and JHSC Properties, Inc. (Incorporated by reference to Exhibit 10.33 to Registrant's Form 10-K/A for the year ended December 31, 1999)

10.29* -- Letter  Agreement dated May 11, 2000 to the First Amended and Security
     Agreement dated April 23, 1999 between FINOVA and Raintree Resorts International, Inc., CR Resorts Cancun, S. de

     R.L. de C.V., CR Resorts Los Cabos, S. de R.L. de C.V., CR Resorts Puerto Vallarta, S. de R.L. de C.V., Corporacion Mexitur, S. de R.L. de C.V., CR Resorts Cancun Timeshare Trust, S. de R.L. de C.V., CR Resorts Cabos Timeshare Trust, S. de R.L. de C.V., CR Resorts Puerto Vallarta Timeshare Trust, S. de R.L. de C.V., Promotora Villa Vera, S. de R.L. de C.V. and Villa Vera Resort, S. de R.L. de C.V. (incorporated by reference to Exhibit
     10.1 to Registrant's Form 10-Q/A for the quarter ended March 31, 2000)

10.30+ -- Modifying Loan  Agreement,  dated December 15, 2000 between  Bancomer,
     S.A., Institucion de Banca Multiple, Grupo Financiero, and CR Resorts Capital, S. de R.L. de C.V.

10.31+ -- Employment Agreement, dated October 16, 1998, between Raintree Resorts
     International, Inc. and Bruce MacIntire.

10.32+ -- Second Letter Agreement dated October 13, 2000 to the First Amended and Security Agreement dated April 23, 1999 between FINOVA and Raintree Resorts International, Inc., CR Resorts Cancun, S. de R.L. de C.V., CR Resorts Los Cabos, S. de R.L. de C.V., CR Resorts Puerto Vallarta, S. de R.L. de C.V., Corporacion Mexitur, S. de R.L. de C.V., CR Resorts Cancun Timeshare Trust, S. de R.L. de C.V., CR Resorts Cabos Timeshare Trust, S. de R.L. de C.V., CR Resorts Puerto Vallarta Timeshare Trust, S. de R.L. de C.V., Promotora Villa Vera, S. de R.L. de C.V. and Villa Vera Resort, S. de R.L. de C.V.

10.33+ -- Loan  Modification  Agreement for $13,000,000  Receivables  Loan dated
     November 20, 2000, between Textron Financial Corporation and CR Resorts Cancun, S. de R.L. de C.V., CR Resorts Los Cabos, S. de R.L. de C.V., CR Resorts Puerto Vallarta, S. de R.L. de C.V., Corporacion Mexitur, S. de R.L. de C.V., CR Resorts Cancun Timeshare Trust, S. de R.L. de C.V., CR Resorts Cabos Timeshare Trust, S. de R.L. de C.V., CR Resorts Puerto Vallarta Timeshare Trust, S. de R.L. de C.V., and Raintree Resorts International, Inc.

10.34+ -- Second Loan Modification Agreement for $20,000,000 Receivables Loan dated December 29, 2000 between and Textron Financial Corporation and CR Resorts Cancun, S. de R.L. de C.V., CR Resorts Los Cabos, S. de R.L. de C.V., CR Resorts Puerto Vallarta, S. de R.L. de C.V., Corporacion Mexitur,
     S. de R.L. de C.V., CR Resorts Cancun Timeshare Trust, S. de R.L. de C.V., CR Resorts Cabos Timeshare Trust, S. de R.L. de C.V., CR Resorts Puerto Vallarta Timeshare Trust, S. de R.L. de C.V., Villa Vera Resort, S. de R.L. de C.V., Promotora Villa Vera, S. de R.L. de C.V., and Raintree Resorts International, Inc.

10.35+ --  Second  Amended  and  Restated  Payment  Guaranty  and  Subordination
     Agreement dated December 29, 2000 between Textron Financial Corporation and Raintree Resorts International, Inc.

21.1+ -- List of Subsidiaries of RRI Inc.

27.1+ -- Financial Data Schedule

----------------------
*    previously filed
+   filed herewith

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the year ended December 31, 2000.

(c)  The exhibits required by Item 601 of Regulation S-K have been listed above.

(d)  Financial Statement Schedules

     None - Schedules are omitted because of the absence of the conditions under which they are required or because the information required by such omitted schedules is set forth in the financial statements or the notes thereto.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 29, 2001.

                                RAINTREE RESORTS INTERNATIONAL, INC.
                                CR RESORTS CAPITAL, S.  DE  R.L.   DE  C.V.


                                By: /s/       GEORGE E. ALDRICH
                                    ----------------------------------------
                                              George E. Aldrich
                                  Senior Vice President - Finance and Accounting



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

            Signature           Title                        Date



/s/  DOUGLAS Y. BECH
--------------------------  Chairman and Chief Executive      March 29, 2001
     Douglas Y. Bech        Officer (principal executive officer)


/s/  GEORGE E. ALDRICH
--------------------------  Senior Vice President - Finance   March 29, 2001
     George E. Aldrich      and Accounting (principal
                            financial and accounting officer)


/s/  CHRISTEL DEHAAN
--------------------------  Director                          March 29, 2001
     Christel DeHaan


/s/  WALKER G. HARMAN
--------------------------  Director                          March 29, 2001
     Walker G. Harman


/s/  THOMAS R. POWERS
--------------------------  Director                          March 29, 2001
     Thomas R. Powers

                                            INDEX TO FINANCIAL STATEMENTS


                                                                                                              Page

RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES
     Report of Independent Public Accountants.................................................................F-2
     Consolidated Balance Sheets as of
         December 31, 1999 and 2000...........................................................................F-3
     Consolidated Statements of Operations and Comprehensive Loss
         for the years ended December 31, 1998, 1999 and 2000.................................................F-4
     Consolidated Statements of Shareholder's Deficit
         for the years ended December 31, 1998, 1999 and 2000.................................................F-5
     Consolidated Statements of Cash Flows
         for the years ended December 31, 1998, 1999 and 2000.................................................F-6
     Notes to Consolidated Financial Statements...............................................................F-7

CR RESORTS CAPITAL, S. DE R.L. DE C.V. (A WHOLLY OWNED FINANCE SUBSIDIARY)
     Report of Independent Public Accountants.................................................................F-25
     Balance Sheets as of December 31, 1999 and 2000..........................................................F-26
     Statements of Operations and Accumulated Results
         and for the years ended December 31, 1998, 1999 and 2000.............................................F-27
     Statements of Cash Flows for the years
         ended December 31, 1998, 1999 and 2000...............................................................F-28
     Notes to Financial Statements............................................................................F-29


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Raintree Resorts International, Inc.:

We have audited the accompanying consolidated balance sheets of Raintree Resorts International, Inc. (a Nevada corporation) and subsidiaries (collectively, the Company) as of December 31, 1999, and 2000, and the related consolidated statements of operations and comprehensive loss, shareholders' deficit and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raintree Resorts International, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.




ARTHUR ANDERSEN LLP


Houston, Texas
March 29, 2001





              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (in thousands except share and per share data)

                                                                                         December 31,
                                                                                ---------------------------
                                                                                     1999           2000
                                                                                ------------    -----------
Assets
    Cash and cash equivalents ..................................................   $   8,311    $   3,373
    Vacation Interval receivables and other trade receivables, net .............      61,232       76,140
    Inventories ................................................................         896          917
    Refundable Mexican taxes ...................................................       4,521        2,461
    Facilities and office furniture and equipment, net .........................       5,255        5,168
    Land held for vacation ownership development ...............................      24,119       11,503
    Property held for sale .....................................................          --        1,301
    Equity investments .........................................................       3,532        2,062
    Cost of unsold Vacation Interval weeks and related club memberships ........      23,605       13,303
    Retained interest in hotel cash flows ......................................       4,000        4,000
    Deferred loan costs, net ...................................................       7,342        6,427
    Goodwill, net ..............................................................          --        2,872
    Prepaid and other assets ...................................................       3,058        4,225
                                                                                   ---------    ---------
Total assets ...................................................................   $ 145,871    $ 133,752
                                                                                   =========    =========

Liabilities and Shareholders' Investment
Liabilities
    Accounts payable and accrued liabilities ...................................   $  14,098    $  24,854
    Notes payable ..............................................................      44,787       46,192
    Senior Notes, due 2004, net of unamortized original issue discount
       of $6,574 and $4,952, respectively ......................................      93,426       89,548
    Taxes payable ..............................................................       1,101          940
    Unearned services fees .....................................................       2,028        2,779
                                                                                   ---------    ---------
Total liabilities ..............................................................     155,440      164,313

Commitments and Contingencies

Redeemable Preferred Stock
    Pay-in-Kind preferred stock; par value $.001; 5,000,000 shares authorized,
       52,250 and 56,953 shares issued and outstanding at
       December 31, 1999 and 2000, respectively, and $5,695 aggregate
       liquidation preference at December 31, 2000 .............................       5,143        5,630
    Convertible preferred stock; $100 per share liquidation value;
       5,775 shares issued and outstanding at December 31, 1999 and none
       outstanding at December 31, 2000 ........................................         811           --
                                                                                   ---------    ---------
Total redeemable preferred stock ...............................................       5,954        5,630

Shareholders' Deficit
    Common stock; par value $.001;  45,000,000 shares authorized,  shares issued
       and outstanding 10,766,300 at December 31, 1999 and 2000, respectively...          11           11
    Additional paid-in capital .................................................       2,003        1,505
    Warrants to purchase 2,369,962 and 4,369,962 shares of common
       stock at December 31, 1999 and 2000, respectively .......................       9,331        9,341
    Accumulated deficit ........................................................     (26,998)     (47,025)
    Cumulative translation adjustment ..........................................         130          (23)
                                                                                   ---------    ---------
Total shareholders' deficit ....................................................     (15,523)     (36,191)
                                                                                   ---------    ---------

Total liabilities and shareholders' deficit ....................................   $ 145,871    $ 133,752
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



              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               COMPREHENSIVE LOSS
                 (in thousands except share and per share data)




                                                                   Years Ended December 31,
                                                       ----------------------------------------------
                                                             1998            1999            2000
                                                       -------------    ------------   --------------
Statement of Operations
Revenues
  Vacation Interval sales ...........................   $     56,508    $     62,749    $     70,782
  Rental and service fee income .....................          8,926           8,888          10,907
  Interest income on vacation interval receivables ..          5,848           7,252           8,358
  Other income ......................................          2,701           2,514           2,134
                                                        ------------    ------------    ------------
     Total revenues .................................         73,983          81,403          92,181
Costs and Operating Expenses
  Cost of Vacation Interval sales ...................         13,161          17,007          16,908
  Provision for doubtful accounts ...................          4,450           5,242           4,855
  Advertising, sales and marketing ..................         23,874          29,343          34,345
  Maintenance and energy ............................          8,013          11,387          14,683
  General and administrative ........................         11,463          10,888          12,020
  Depreciation ......................................            620             973           1,411
  Amortization of goodwill ..........................          2,885           1,606             150
  Loss on sale of property ..........................           --              --             7,071
                                                        ------------    ------------    ------------
     Total costs and operating expenses .............         64,466          76,446          91,443
                                                        ------------    ------------    ------------
Operating income ....................................          9,517           4,957             738
  Interest expense, net .............................         14,947          17,958          22,057
  Equity in (earnings)/losses on equity investments .             25             352            (790)
  Foreign currency exchange (gains)/losses, net .....          4,274            (801)          1,125
                                                        ------------    ------------    ------------
Net loss before taxes ...............................         (9,729)        (12,552)        (21,654)
  Foreign income and asset taxes ....................            672             709            (606)
                                                        ------------    ------------    ------------
Net loss before extraordinary gain ..................        (10,401)        (13,261)        (21,048)
  Extinguishment of debt, net of taxes ..............           --              --             1,021
                                                        ------------    ------------    ------------
Net loss before preferred dividends .................        (10,401)        (13,261)        (20,027)
  Preferred stock dividends .........................            711             675             498
                                                        ------------    ------------    ------------
Net loss attributable to common shareholders ........   $    (11,112)   $    (13,936)   $    (20,525)
                                                        ============    ============    ============


Net loss per share before extraordinary gain
  (Basic and Diluted) ...............................   $      (0.88)   $      (1.10)   $      (1.69)

Net loss per share
  (Basic and Diluted) ...............................   $      (0.88)   $      (1.10)   $      (1.61)

Weighted average number of common shares:
  (Basic and Diluted) ...............................     12,617,371      12,636,262      12,719,595


Comprehensive loss
Net loss before preferred stock dividends ...........   $    (10,401)   $    (13,261)   $    (20,027)

Other comprehensive loss, net of tax:
    Foreign currency translation adjustment .........           (111)            241            (153)
                                                        ------------    ------------    ------------
  Comprehensive loss ................................   $    (10,512)   $    (13,020)   $    (20,180)
                                                        ============    ============    ============



              The accompanying notes are an integral part of these
                             financial statements.



              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                 (in thousands except share and per share data)

                                                          Class A  Additional   Warrants                Cumulative      Total
                                       Common     Common Preferred  Paid-In   To Purchase  Accumulated  Translation  Shareholders'
                                       Shares     Stock    Stock    Capital      Stock       Deficit    Adjustment     Deficit
                                     ----------  ------- ---------- --------  -----------  -----------  ----------- -------------
Balance, December 31, 1997........... 10,701,300  $    11  $  232    $ 6,814    $ 9,331    $ (3,336)      $    --      $ 13,052
  Issue 65,000 common shares
    at $5 per share .................     65,000       --                325                                                325
  Accrued stock dividends on
      Class A Preferred Stock........                         619       (619)
  Accrued stock dividends on
      Convertible Preferred Stock....                                    (92)                                               (92)
  Cumulative translation adjustment..                                                                        (111)         (111)
  Net loss for the year ended
    December 31, 1998................                                                       (10,401)                    (10,401)
                                      ----------  -------  ------    -------     -------    --------      -------      --------
Balance, December 31, 1998........... 10,766,300       11     851      6,428      9,331     (13,737)         (111)        2,773
                                      ----------  -------  ------    -------     -------   --------       -------      --------
  Accrued stock dividends on
      Class A Preferred Stock........                         309       (309)
  Accrued stock dividends on
      Convertible Preferred Stock....                                   (141)                                              (141)
  Class A preferred stock exchanged
  for redeemable preferred stock.....                      (1,160)    (3,750)                                            (4,910)
  Accrued stock dividends and
  accretion of Pay-in-Kind Preferred
  stock..............................                                   (225)                                              (225)
  Cumulative translation adjustment..                                                                         241           241
  Net loss for the year ended
    December 31, 1999................                                                       (13,261)                    (13,261)
                                      ----------  -------  ------    -------     -------    --------      -------      --------
Balance, December 31, 1999........... 10,766,300       11      --      2,003       9,331    (26,998)          130       (15,523)
                                      ==========  =======  ======    =======     =======    ========      =======      ========
  Issue warrants associated with
      shareholder loans..............                                                 10                                     10
  Accrued stock dividends on
      Convertible Preferred Stock....                                     (2)                                                (2)
  Accrued stock dividends and
  accretion of Pay-in-Kind Preferred
  stock..............................                                   (496)                                              (496)
  Cumulative translation adjustment..                                                                        (153)         (153)
  Net loss for the year ended
    December 31, 2000................                                                        (20,027)                   (20,027)
                                      ----------  -------  ------    -------     -------    --------      -------      --------
Balance, December 31, 2000........... 10,766,300  $    11  $   --    $ 1,505     $ 9,341    $(47,025)     $  ( 23)     $(36,191)
                                      ==========  =======  ======    =======     =======    ========      =======      ========

                    The accompanying notes are an integral part of these financial statements.

                                      F-5



                               RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)


                                                                              Years Ended December 31,
                                                                         --------------------------------
                                                                            1998      1999        2000
                                                                         --------  --------     ---------
Operating activities
   Net loss .........................................................   $(10,401)   $(13,261)   $(20,027)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ..................................      4,818       3,912       2,865
     Amortization of deferred loan costs ............................      1,215       1,367       1,763
     Loss on sale of land held for sale .............................         --          --       7,071
     Gain on extinguishments of debt ................................         --          --      (1,571)
     Provision for doubtful accounts ................................      4,450       5,242       4,855
     Equity in (earnings)/losses on equity investments ..............         25         352        (790)
  Changes in other operating assets and liabilities:
     Vacation Interval receivables and other trade receivables ......    (11,383)    (14,342)    (19,976)
     Inventories ....................................................        164         (84)        (24)
     Refundable taxes ...............................................        629      (1,033)      2,064
     Cost of unsold Vacation Intervals and related club memberships .      8,515       4,038      10,137
     Prepaid and other assets .......................................        127        (832)     (1,449)
     Accounts payable and accrued liabilities .......................          7       2,092       7,692
     Taxes payable ..................................................       (541)       (557)       (143)
     Unearned services fees .........................................     (1,129)         (1)        751
                                                                        --------    --------    --------
Net cash used in operating activities ...............................     (3,504)    (13,107)     (6,782)

Investing activities
   Purchase of vacation ownership business, net of cash acquired ....     (3,225)         --          --
   Purchase of land and other assets held for vacation ownership
      development ...................................................     (5,240)     (2,884)     (1,769)
   Proceeds from sale of property ...................................       --          --         8,667
   Additions to facilities and office furniture and equipment .......     (1,968)     (3,434)     (1,086)
                                                                        --------    --------    --------
Net cash provided (used) in investing activities ....................    (10,433)     (6,318)      5,812

Financing activities
   Issuance of common stock .........................................        325          --          --
   Proceeds from shareholder loans ..................................         --          --       1,000
   Additional notes payable, less related expenses ..................     11,190      39,487      30,773
   Repayment of notes payable .......................................     (3,667)    (13,330)    (34,862)
   Purchase of the Company's convertible preferred stock ............         --      (1,500)       (578)
   Dividend payments on  the Company's convertible preferred stock ..         --          --        (235)
                                                                        --------    --------    --------
Net cash provided by (used in) financing activities .................      7,848      24,657      (3,902)

Increase (decrease) in cash and cash equivalents ....................     (6,089)      5,232      (4,872)
Effect of exchange rate changes on cash .............................         44         119         (66)
Cash and cash equivalents, at beginning of the period ...............      9,005       2,960       8,311
                                                                        --------    --------    --------
Cash and cash equivalents, at end of the period .....................   $  2,960    $  8,311    $  3,373
                                                                        ========    ========    ========

Supplemental disclosures of cash flow information
   Cash paid during the period for interest .........................   $ 14,053    $ 15,873    $ 18,534
   Cash paid during the period for income and asset taxes ...........      1,672       1,171         131

Non-cash investing and financing activities
   Issuance of warrants in conjunction with shareholder loans .......   $     --      $   --    $     10
   Issuance of preferred stock in conjunction with purchase of Whiski
     Jack ...........................................................      2,078          --          --
   Issuance of notes payable in conjunction with purchase of land ...      5,000          --          --
   Dividends paid in-kind upon preferred stock exchange .............         --       1,160          --
   Stock dividends accrued on preferred stock .......................        711         450          --
   Stock dividend issued on Pay-in-Kind preferred stock .............         --         225         496

              The accompanying notes are an integral part of these
                              financial statements

                                      F-6

              RAINTREE RESORTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 2000


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

Vacation Interval receivables and other trade receivables ............  $  37.2
Land held for vacation ownership development .........................     12.2
Cost of unsold vacation ownership intervals and employee housing, etc.     33.8
Investment in a 50% held company .....................................      2.5
Cash and other assets ................................................      6.0
Retained interests in hotel cash flows ...............................      4.0
                                                                         -------
Total assets .........................................................     95.7
Less liabilities assumed .............................................     (8.9)
                                                                         -------
Net purchase price ...................................................   $ 86.8
                                                                         =======


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

Acquisition of Whiski Jack Resorts, Ltd.

    On July 24, 1998, the Company acquired the assets and assumed certain liabilities of Whiski Jack Resorts Ltd. ("Whiski Jack") for approximately $6.6 million. The acquisition was accounted for as a purchase and, accordingly, the results of operations are included in the financial statements only for the periods subsequent to the date of acquisition. The purchase price has been allocated to the assets and liabilities assumed based upon the fair values at the date of acquisition. The excess purchase price over the fair values of the net assets acquired has been recorded as goodwill, totaling approximately $4.6 million, and has been amortized pro rata as the individual weeks acquired in the acquisition were sold. Amortization expense was $2.9 million and $1.6 million for the years ended December 31, 1998 and 1999, respectively. During the second quarter of 2000, $150,000 expensed as goodwill relates to the final payment to the sellers of amounts due under a provision relating to achieving specific post-acquisition earnings.

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

Cimarron Resorts Project Development, Management and Sales Agreement

    On May 3, 2000, a newly formed subsidiary of the Company entered into a project development, management and sales agreement whereby the Company assumes full operating control and management of Cimarron Resorts in Palm Springs, California from the project owners, Royale Mirage Partners, L.P. ("RMP"). Under the agreement, the Company is entitled to all revenues from sales of Cimarron Resorts Vacation Interval weeks and is responsible for all sales and marketing as well as management and customer services. The Company will record the gross receipts from the sales of Vacation Interval weeks since the Company is required to indemnify RMP for any sale that is cancelled and take ownership of the Vacation Interval weeks. The Company has not acquired any ownership interest in RMP, ownership of the time-share property or assumed any obligation under the RMP construction loan. Should the cost of construction exceed RMP's construction loan borrowing capacity, the Company would be required to assume such liabilities.

     The Company purchases Vacation Interval weeks from RMP as they are sold by the Company to purchasers or are acquired for Company inventory purposes. The Company will also provide development management of project construction. The Company has acquired sales and administrative assets of $0.6 million and assumed payment of unpaid liabilities of $1.1 million with the excess of the liabilities assumed over the assets acquired recorded as an intangible asset. Under the agreement, the Company is required to pay RMP $2,346,000 and has recorded this as an accrued liability and an intangible asset (Exclusivity Agreement). The Company will repay the RMP obligation by payment of $575 for each Vacation Interval week it acquires from RMP with the unpaid balance of $2,346,000 due on June 30, 2003. Even if the Company is unable to sell all Vacation Interval weeks in the first phase by June 30, 2003, any remaining balance will still be due to RMP. The Company will recognize the expense associated with these intangible assets through amortization to cost of sales equal to the greater of (1) the aggregate amortization based on equal monthly charges through June 30, 2003, or
(2) the aggregate amortization based on a ratable per Vacation Interval weeks charge for each of the 4,080 Vacation Interval weeks to be sold in the first phase. The Company has recorded the transaction as a purchase. At December 31, 2000, the Company has not acquired any inventory from RMP.

    Cimarron Resorts consists of approximately 35 acres of land adjacent to two 18-hole golf courses developed and managed by OB Sports of Seattle, Washington and when fully developed will consist of 242 two-bedroom condominium units or 12,342 Vacation Interval weeks. Forty of such units were completed in July 2000. A commitment for a development loan by Textron has been received by the project owner for the development of the second 40 two-bedroom units and this construction is expected to begin during 2001. The Company has the option to extend its agreement for the next construction stage consisting of 36 units no later than December 31, 2002 and it may thereafter exercise its option in succeeding stages of 42, 44 and 40 units on or before March 31, 2004, June 30, 2005 and September 30, 2006, respectively. The agreement terminates if an option for any succeeding stage is not selected and upon the completion of any stage selected but not completed. The Company placed Cimarron Resorts into its Club Regina operations to be sold as Club Regina two-bedroom inventory, and for exchange purposes into its Raintree Vacation Club.

Liquidity

     In connection with the Purchase Transactions, the Company borrowed approximately $83 million and replaced such borrowing with its Senior Notes. At December 31, 2000, the Company is, and will continue to be, highly leveraged, with substantial debt service requirements. The Company incurs significant liquidity needs to fund semi-annual interest payments of $6.1 million due June 1 and December 1 on its Senior Notes. A significant portion of the Company's assets are pledged against existing borrowings. The Company has a shareholders' deficit , has incurred losses since its inception and expects to incur a net loss for fiscal 2001. To achieve profitable operations, the Company is dependent on a number of factors, including its ability to reduce or restructure its Senior Notes with a reduction in the principal amount outstanding, to increase its Vacation Interval inventory through development projects and through the acquisition of existing resort properties, and its ability to continually sell Vacation Intervals on an economical basis, taking into account the cost of such intervals and related marketing and selling expenses, and to attract new equity or equity equivalent capital. The Company expects that it will obtain sufficient additional credit capacity or equity capital or complete a debt restructuring or sale of assets or a combination of the foregoing to meets its debt service obligations, including interest payments on its Senior Notes during 2001. The Company has historically incurred debt and issued equity securities to fund negative cash flows from operating activities to make the payments on previously incurred debt obligations. The Company also expects to be able to fund capital requirements from anticipated capital project financings, which have not yet been negotiated. However, should the Company not be able to successfully negotiate additional credit capacity, there is no assurance that the Company would be able to meet all of its short-term debt service obligations unless it liquidates assets and reduces the size of its operations.

     The Company plans payment of the June Senior Notes interest based on available cash and existing credit capacity under current credit lines. The payment of the December Senior Notes interest will require modification to the terms of current credit agreements, including the modification of collateral terms to increase the allowed amount of Vacation Interval receivables from Mexican obligors, to increase the portion of collateral which can be based on Mexican currency, expansion of the borrowing limit and restructuring the Senior Notes including reducing the outstanding balance. The Company is currently evaluating several alternatives for meeting this additional working capital need. However, to date, negotiations with existing lenders, and prospective financing sources have not resulted in any commitments to provide financing to meet 2001 working capital needs.


     The Company is working to reduce its high leverage position. The Company believes that there are several opportunities that may facilitate a capital restructuring. While the Company intends to continue to pursue such opportunities, there can be no assurance that a capital restructuring will occur.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

    The  consolidated  financial  statements  include  the  accounts of Raintree
Resorts International, Inc., and all of its wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation. The Company reports its interest in its share of the investment and losses in The Teton Club, LLC, using the equity method of accounting. Certain reclassifications have been made to prior year's financial statements to be consistent with the current year's presentation.

Investment in the Teton Club

     The Teton Club, LLC ("Teton Club"), a joint venture between the Company and the owner and developer of the Teton Village ski area near Jackson Hole, Wyoming has developed and is selling fractional interest in 37 condominium units in Teton Village near Jackson, Wyoming. The financing for this project was arranged with FINOVA Capital Corporation and consists of construction financing, pre-sale working capital requirements and $20 million for receivables financing. The receivable financing is a hypothecation line-of-credit and will be used to repay the construction and pre-sale working capital loans and to fund operating expenses. The Company, as part of the financing arrangement, is directly obligated for 25% of the construction loan, the pre-sale working capital loan and the receivables loan to the extent of nonpayment by the Teton Club. Additionally, the Company is responsible for working capital deficits. The Company is also required to maintain certain covenants and ratios that are the same as required under the Company's borrowings from FINOVA (see footnote 5 to the financial statements for a discussion of the Company's compliance requirements). As of December 31, 2000, $22.7 million and $2.7 million had been drawn on the construction and working capital portions of the FINOVA financing. The Teton Club was not in compliance with the loan covenants related to the level of monthly unit sales and the ratio of administrative, sales and marketing costs to sales, but obtained a timely waiver for the year-end non-compliance.

Foreign Currency Accounting and Fluctuations

    The Company maintains its Mexican accounting records and prepares its financial statements for its Mexican subsidiaries in Mexican pesos. The accounts of the Mexican subsidiaries have been re-measured into United States ("U.S.") dollars. The Company's stated sales prices are U.S. dollar denominated as are a significant amount of its Vacation Interval contracts receivable. Additionally, the Company's debt is U.S. dollar denominated. Accordingly, the Mexican pesos are translated to U.S. dollars for financial reporting purposes in using the U.S. dollar as the functional currency and exchange gains and losses as well as translation gains and losses are reported in income and expense. The resulting net exchange and translation gains and losses are primarily related to the increases or decline in the value of the peso to the U.S. dollar during such periods.

     The following presents the foreign currency exchange gains and loss for the year 1998, 1999 and 2000 (in thousands):

                                     Foreign Currency Exchange Gain/(Loss)
                                     -------------------------------------
                                          1998        1999       2000
                                         -------    -------    -------
                         First Quarter   $  (829)    $   529   $   778
                        Second Quarter    (1,098)      (727)    (1,774)
                        Third Quarter     (1,824)       443        755
                        Fourth Quarter      (523)       556       (884)
                                         -------    -------    -------
                                         $(4,274)   $   801    $(1,125)
                                         ========   =======    =======

     The following presents the Mexican Peso exchange rates on a quarter end basis since March 1998:

                                       Pesos = $1.00 US Dollar
                                    -----------------------------
                                    1998         1999        2000
                                    ----         ----        ----
  March 31 .......................  8.517       9.516       9.233
  June 30 ........................  9.041       9.488       9.954
  September 30 ................... 10.112       9.358       9.429
  December 31.....................  9.865       9.522       9.600


     The Company uses the U.S. dollar as the functional currency in Mexico based on the Company's analysis of the salient factors for selection of functional currency. Therefore, the recent decline in the inflation rate in Mexico below the threshold for mandatory designation of U.S. the dollar as the functional currency in Mexico will not change the Company's accounting for its Mexican operations.

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

Comprehensive Income

    Comprehensive income is net income plus direct adjustments to stockholders' equity. The cumulative translation adjustment of the Company's Canadian foreign subsidiaries is the only such direct adjustment applicable to the Company.

Cash and Cash Equivalents

    The Company considers demand accounts and short-term investments with maturities of three months or less when purchased to be cash equivalents. Cash and cash equivalents included $1.1 million and $2.0 million in restricted funds at December 31, 1999 and 2000, respectively.

Vacation Interval Receivables and Concentration of Geographic and Credit Risk

    As of December 31, 2000, 94.2% of the Company's Vacation Interval sales entitled the owner, upon payment of a service fee, a defined right to use vacation ownership facilities at the Club Regina Resorts in Mexico. While the Company does not obtain collateral for such Vacation Interval receivables, the Company does not believe it has significant credit risk with regard to its Vacation Interval receivables, because in the instance of uncollectibility of a contract, the Company retains the right to recover and re-sell the underlying defaulted Vacation Interval. Historically, the Company has been able to re-sell such intervals at prices in excess of the defaulted receivable balances. Management believes the allowance for uncollectible accounts is adequate to cover probable losses inherent in the contracts receivable portfolio.

    The Company estimates that at December 31, 2000, approximately 46% of all of the Vacation Interval receivables were U.S. dollar denominated, 37% of all Vacation Interval receivables were denominated in UDI's, an obligation denominated in pesos which is adjusted for Mexican inflation ("UDI"), 11% of all Vacation Interval receivables were denominated in Mexican pesos and 6% of all Vacation Interval receivables were denominated in Canadian dollars.

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

Fair Market Value of Financial Instruments

    The carrying amount of Vacation Interval receivables, other trade receivables and notes payable approximate their estimated fair market value because of the short-term maturity of those instruments and/or because they bear market interest rates as of December 31, 2000. The fair market value of the Senior Notes cannot be determined since they are not traded on a formal exchange market and they are volatile due to being speculative in nature.

Inventories

    Inventories, which include supplies, other consumables, and items held for sale in the Company's retail shops are stated at the lower of cost (FIFO method) or estimated market.

Facilities and Office Furniture and Equipment

    The Company currently maintains facilities that include a restaurant and spa that are complementary to its resort operations, in addition to office furniture and equipment. These assets are stated at cost, net of accumulated depreciation of $1.7 million and $3.1 million at December 31, 1999 and 2000, respectively. The office furniture and equipment are related to assets used by the Company in its administration and marketing functions and is depreciated using the straight line method over the estimated useful lives of three to seven years.
Additionally, the restaurant and spa are depreciated using the straight-line method over the estimated useful lives of 10 years.

Land Held for Vacation Ownership Development

    The Company owns a parcel of undeveloped land adjacent to its Regina Resort located in Cabo San Lucas, Mexico. The Company plans to construct additional vacation ownership facilities on these parcels of land. Although preliminary architectural and engineering planning has commenced, no commitments have been made regarding this planned expansion project.

    Land held for vacation ownership development includes the cost of land, and additionally, development costs and capitalized interest. Interest related to these developmental properties of $1.8 million, $0.8 million and $0.9 million during the years ended December 31, 1998, 1999 and 2000, respectively, was capitalized.

    The Company capitalizes interest on expenditures incurred for land and development when activities have commenced necessary to get the asset ready for its intended use. The capitalization period ends when the asset is placed in service or progress to complete the project is substantially suspended.

Costs of Unsold Vacation Interval Weeks and Related Club Memberships

     In Mexico, the Company is the beneficiary of trusts that hold fee simple title to the vacation ownership facilities at the Club Regina Resorts and sells its Vacation Interval weeks ("Vacation Intervals") under a right-to-use membership entitling owners to a 50-year contractual right to use Vacation Interval units. This right includes the right to participate either in: (i) an extension of the contractual right to use if practicable under Mexican law or
(ii) the proceeds from the sale of the Los Cabos, Cancun and Puerto Vallarta Resorts in 2047. The Company reports the costs related to these trust rights to use these facilities, to the extent that such Vacation Interval weeks were unsold, within the balance sheet as "Cost of unsold Vacation Interval weeks and related club memberships". At December 31, 1999 and 2000, the Company holds rights for 5,241 and 1,000 Vacation Interval weeks, respectively. The Company also includes in inventory the rights to weeks sold prior to August 18, 1997 that revert back to the Company at the end of the 30-year lease. Trust rights in Mexico are carried at the lower of carrying amount or fair value less cost to sell. Fair value is estimated by discounting estimated future net cash flow from the sale of such rights.

    In Canada, the Company sells Vacation Interval weeks under a fee simple transfer of title arrangement. The Company reports its costs related to these properties at the lower of cost or market, within the balance sheet as "Cost of unsold Vacation Interval weeks and related club memberships". At December 31, 1999 and 2000, the Company held title to properties totaling 548 and 828 Vacation Interval weeks, respectively.

Retained Interests in Hotel Cash Flows

    In connection  with the August 18, 1997 Purchase  Transactions  discussed in
Note 1, the Company sold the Westin Hotels to Starwood but retained an economic interest in the hotels which is defined by an agreement under which Starwood will pay the Company 20% of it's future cash flows, as defined, over a 50-year period. The Company allocated $4.0 million of its net purchase price to this agreement based on the estimated present value of expected payments arising from the agreement. The Company recognized revenue from the Asset Management Agreement of $275,000 and $161,000 in 1999 and 2000. The 1999 revenue was based on 4 1/2 months of Westin operations in 1997 and full-year Westin operations in 1998, and the 2000 revenue was based on full-year Westin operations in 1999. The Company will carefully monitor the expected cash flow based on the reported results of the hotel operations and will record an impairment loss if the carrying value of this asset should exceed the present value of the expected future cash payments.

Deferred Loan Costs

    The costs incurred in connection with the Senior Notes, various credit agreements and loans have been deferred and are being amortized over the terms of the Senior Notes, credit agreements and loans using the effective interest method. The balance of deferred loan costs was $7,342,000 and $6,427,000 at December 31, 1999 and 2000, respectively. Amortization expense for the years ended December 31, 1998, 1999 and 2000 totaled $1,215,000, $1,367,000 and
$1,763,000, respectively, and is included in interest expense. The amounts reported for additional notes payable and issuance of Senior Notes in the Consolidated Statements of Cash Flows are net of deferred loan costs incurred of $385,000, $1,296,000 and $925,000 in 1998, 1999 and 2000, respectively.

Impairment of Long-Lived Assets and Identifiable Intangibles

     The Company periodically evaluates its long-lived assets and identifiable intangibles for impairment. If upon evaluation the Company's management believes that the cost of one of its assets may be impaired, the Company will: (a) evaluate the extent to which that cost is recoverable by comparing the future undiscounted cash flows estimated to be associated with that asset to that asset's carrying amount and (b) write down that carrying amount to market value or discounted cash flows value to the extent necessary. At December 31, 2000, no provision for impairment was required based on the Company's evaluation of long-lived assets and identifiable intangibles.

Revenue Recognition

     The Company recognizes sales revenue on Vacation Intervals when a minimum 10% down payment is received, a binding sales contract is executed for which the refund or rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and the Company has completed substantially all of its obligations with respect to any continuing involvement with the Vacation Interval. In cases relating to sales of Vacation Intervals in projects under construction, revenue is recognized using the percentage-of-completion method. Under this method, the portion of revenue applicable to costs incurred, as compared to total estimated construction and direct selling costs, is recognized in the period of sale. The remaining amount is deferred and recognized as Vacation Interval sales in future periods as the remaining costs are incurred. For transactions which do not meet the criteria listed, the deposit method is used. Under this method, the sale is not recognized, a receivable is not recorded and inventory is not relieved. Any cash received is carried as a liability until the sale can be recognized. The Company provides refunds to purchasers based on legal refund requirements applicable at the location of sale.

    On December 3, 1999, the United States Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenue in the financial statements. The Company adopted the provisions of SAB No. 101 in 2000. Adoption of this statement did not result in a material impact or change to the Company's recognition policies.

Advertising Expense

    The Company expenses advertising costs as incurred.

Loss Per Share

    Basic per share results are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Additionally, shares issuable for little or no consideration are considered common shares and are included in the computation of basic earnings per share. On December 5, 1997, in conjunction with the issue of Senior Notes and on December 15, 2000, in conjunction with obtaining shareholder loans, the Company issued warrants to purchase 1,869,962 and 2,000,000 shares of common stock at a conversion price of $.01 per share, respectively. Since the common shares issuable under these warrants can be purchased for little or no cash consideration and these warrants were fully vested upon issuance, they are included in the computation of basis earnings per share as of the date they were issued.

    The following is a reconciliation of the numerator and denominator for basic and diluted loss per share (in thousands except share and per share data):

                                                               Years Ended December 31,
                                                    ---------------------------------------------
                                                         1998            1999            2000
                                                     ------------    ------------    ------------
Numerator - Basic and Diluted:
    Loss available to common shareholders ........   $    (11,112)   $    (13,936)   $    (20,525)
    Loss available to common shareholders before
          extraordinary gain .....................             --              --         (21,546)

Denominator - Basic and Diluted:
        Weighted average number of common shares ..    10,747,409      10,766,300      10,766,300
        Weighted average number of common shares
          issuable for little consideration upon the
          exercise of warrants
            Shareholder Loan warrants ..............           --              --          83,333
            Senior Note warrants ...................    1,869,962       1,869,962       1,869,962
                                                     ------------    ------------    ------------
                                                       12,617,371      12,636,262      12,719,595

Loss per share - Basic and Diluted:
    Loss available to common shareholders ........   $      (0.88)   $      (1.10)   $      (1.61)
    Loss available to common shareholders before
        extraordinary gain .......................   $         --    $         --    $      (1.69)

                                      F-13

     At December 31, 2000, the Company had outstanding 730,500 stock options with a weighted-average exercise price of $3.63 per share, 500,000 common stock warrants with an exercise price of $5.00 per share and preferred stock with $5.7 million of Liquidation Preference convertible upon redemption at the Company's option into shares of common stock valued at the Liquidation Preference. These warrants, common stock options and preferred stock were not included in diluted earnings per share as the exercise prices exceeded the estimated fair value of common stock. The Senior Notes and shareholder loan warrants were included in both the computation of basic and diluted earnings per share.

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Stock Based Transactions

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

    In September 2000, the FASB issued Statement No. 140 as a replacement of FASB Statement No. 125. Statement 140 has as immediate impact through new disclosure requirements and amendments of the collateral provisions of Statement
125. It revises criteria for accounting for securitizations, other financial-asset transfers, but otherwise carries forward most of Statement 125's provisions without amendment. Management believes application of this statement will have no material effect on the financial statements.


3.  VACATION INTERVAL RECEIVABLES AND OTHER TRADE RECEIVABLES

    Vacation Interval receivables and other trade receivables were as follows (in thousands):

                                              December 31,
                                          --------------------
                                            1999        2000
                                          --------    --------
Vacation Interval receivables .........   $ 63,875    $ 78,709
Service fee receivables ...............        992       1,032
Other trade receivables ...............      4,432       5,953
Less - allowances for doubtful accounts     (8,067)     (9,554)
                                          --------    --------
      Total ...........................   $ 61,232    $ 76,140
                                          ========    ========

     Service fee receivables are from Vacation Interval owners for the payment of annual service fees. Other receivables are from Vacation Interval owners for charges while staying at the resorts, banks, credit card companies and other. At December 31, 2000, $47.9 million of Vacation Interval receivables were pledged to secure borrowing under the Company's credit facilities.

    At December 31, 2000, the weighted average interest rate earned on Vacation Interval receivables that were denominated in U.S. dollars was 15.3%, in Mexican pesos was 22.3% and UDI's was 8.6% and in Canadian dollars was 14.6%. These receivables are collected in monthly installments over periods ranging from 1 to 10 years, with a weighted average maturity of approximately five years as of December 31, 1999 and 2000. The overall weighted average interest rate is 13.6%. The interest rates range from 11.25% to 25.0%.

    The following table reflects the principal maturities of Vacation Interval receivables as of December 31, 2000 (in thousands):

               2001  ..............................    $ 21,887
               2002  ..............................      21,214
               2003  ..............................      17,620
               2004  ..............................      11,179
               Thereafter .........................       6,809

    The  activity  in  the  Vacation   Interval   receivables  and  other  trade
receivables allowance for doubtful accounts for the year ended December 31, 1999 and 2000 is as follows (in thousands):


                                                December 31,
                                              ------------------
                                               1999        2000
                                              -------    -------
Balance, beginning of year ................   $ 7,562    $ 8,067
Provision charged to expense ..............     5,242      4,855
Receivables charge off, net of recoveries..    (4,737)    (3,368)
                                              -------    -------
Balance, end of year ......................   $ 8,067    $ 9,554
                                              =======    =======

    The Company writes off past due receivables after 240 days. Vacation Interval receivables are written off to the reserve for doubtful accounts after being reduced by the cost of the Vacation Interval week recovered.


4. SENIOR NOTES PAYABLE

     On December 5, 1997, the Company and its indirect wholly-owned Mexican financial subsidiary ("Issuers") jointly issued $100 million of Senior Notes due December 1, 2004. The Company also issued warrants to the noteholders to purchase 1,869,962 common shares. The estimated fair market value of the warrants on the date that the warrants were issued was $4.99 per warrant or $9,331,000 in total. This amount was recorded as an increase in shareholders' investment and original issue discount in the Company's balance sheet. The original issue discount is being amortized to interest expense over the warrant exercise period of 84 months. A portion of net proceeds ($83 million) was used to repay the outstanding loans and related accrued interest payable to the Company's lender bank (Bancomer). During 2000, the Company repurchased $5.5 million of Senior Notes.

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


5.  NOTES PAYABLE

Summary of Notes Payable (in thousands) -

                                                            December 31,
                                                          -----------------
                                                            1999     2000
                                                          -------   -------
Credit Agreement Notes and Loans ......................   $38,772   $36,588
Mortgages Payable .....................................     3,387     4,112
Cabos West Notes Payable ..............................     2,350     2,350
Notes Payable to Financial Institution and Other Debt..       278     2,142
Notes Payable to Shareholders .........................        --     1,000
                                                          -------   -------
                                                          $44,787   $46,192
                                                          =======   =======


     Current maturities for Vacation Interval receivable lines of credit of approximately $13.4 million are based on the estimated collections from the underlying collateral pledged on such lines. The current maturities of Senior Notes and notes payable are as follows (in thousands):

     2001  ..........................................           $ 23,222
     2002  ..........................................              8,285
     2003  ..........................................              6,939
     2004  ..........................................             99,058
     2005  ..........................................              2,428
     Thereafter .....................................                760


     Credit Agreement Notes and Loans - In November 1998, the Company entered into a loan facility with FINOVA Capital Corporation, which included an agreement to provide a receivables based credit facility of $20 million and a $16.5 million inventory based credit facility. The aggregate borrowing limit on these facilities is $34 million, as amended. The agreement limits the use of proceeds to acquisitions, development, working capital and repayment of existing obligations. FINOVA will lend 90% on pledged notes receivable denominated in United States dollars and primarily held by United States or Canadian residents. Pledged receivables may include up to 15% of notes receivables from obligors other than residents of the United States or Canada. These notes are assigned to the lender and as payments are received, they are applied to this loan. The outstanding receivables loan balance bears interest at a fluctuating base rate based on the "Corporate Base" rate of Citibank, N.A., New York plus 175 basis points that was 10.25% and 11.25% at December 31, 1999 and 2000, respectively. The outstanding inventory loan balance bears interest at a fluctuating base rate plus 225 basis points which at December 31, 1999 and 2000 was 10.75% and 11.75%, respectively. Interest under the notes is due monthly. Also, the agreement requires the Company to maintain certain minimum financial ratios including a minimum capital requirement. The receivables line of credit matures 84 months from the date of the last advance made against it, and the inventory based credit facility matures on June 30, 2001. The Company anticipates that the pledged inventory under the inventory facility will be sold prior to the maturity of the facility. As of December 31, 2000, the outstanding balance of the receivables line of credit was $14.6 million and of the inventory based credit facility was $4.4 million. As of December 31, 2000, the Company was not in compliance with the FINOVA loan covenant related to the ratio of administrative, sales and marketing expenses to Vacation Interval sales, but obtained a timely waiver for such year-end non-compliance.

     In November 1999, the Company entered into a notes receivable loan facility with Textron Financial Corporation, and has a borrowing limit of $18.0 million, as amended. Certain of the Company's notes receivable collateralize the loan, and the loan has two borrowing components. The first borrowing component has a $13.0 million borrowing limit and is collateralized by up to 46% of notes receivable denominated in Mexican pesos or UDI's and the remainder in U.S. dollars. The amount of UDI denominated notes receivable is further limited to $3.0 million. Textron will lend 85%, 80% and 50% on pledged U.S. dollar, Mexican Peso and UDI denominated notes receivable, respectively. The second borrowing component has a $5.0 million borrowing limit and is collateralized by up to 15% of notes receivables denominated in Mexican pesos and the remainder in U.S.
dollars. Textron will lend up to 80% on these pledged notes. These notes are assigned to the lender and as payments are received they are applied to this loan. The agreement limits the use of proceeds to payment of debt, sales, marketing, working capital, project development and administrative costs, and for future expansion of timeshare development. Additionally, the entire outstanding loan balance is to be paid in full on or before December 31, 2005. The outstanding loans bears interest at a fluctuating base rate based on the Chase Manhattan Bank prime rate plus 200 and 275 basis points for the $13.0 million and $5.0 million components, respectively, that is adjusted on the first day of each month with the interest due monthly. As of December 31, 2000, the outstanding balance under the $13 million portion of the loan facility was $12.7 million. Interest on the loan is due monthly, and the interest rate on the outstanding balance was 10.5% and 11.5% as of December 31, 1999 and 2000, respectively.

    In November 1999, the Company also entered into a $7 million loan agreement with Bancomer that is collateralized by certain of the Company's UDI denominated notes receivable with a required coverage of 300% of the outstanding loan balance. The loan agreement extends credit to the Company for a fixed 30-month term from November 1999 to May 2002. Furthermore, the agreement requires the Company to pay back the principal in UDI's in 30 equal monthly installments plus accrued interest beginning in December 1999. In November 2000, Bancomer loaned the Company $2 million on a short-term basis through a modification to the existing credit agreement. The $2 million additional loan was fully repaid in January 2001. The loan bears simple interest at a rate of 12% per annum, and as of December 31, 2000, had an outstanding balance of $4.8 million.

Mortgages Payable - Mortgages payable consist of the assignment of specific Whiski Jack Vacation Interval receivables to related and third party buyers. The mortgages payable bear interest at 8.25% to 14.5% during 1999, and 8.25% to 15.25% during 2000, and were payable in monthly installments including interest over periods ranging from twelve months to ten years during both years. The average interest rates paid were 10.7% and 11.4% during 1999 and 2000, respectively.

Cabos West Notes Payable - In September 1998, in connection with the Cabos West land purchase, the Company entered into notes payable secured by the land. The notes bear interest at approximately 13% and are due on demand.

Notes Payable to Financial Institution - In April 2000, the Company entered into a note payable to North Shore Credit Union, due on or before October 2001, with an interest rate of prime plus 2.5%. Certain Westin units purchased with the proceeds of the loan secure the note. At December 31, 2000, the loan bears interest at 10% and had an outstanding balance of $2 million.

Notes Payable to Shareholders - In December 2000, the Company obtained loans from the shareholders as a requirement for obtaining an additional $2.0 million loan from Bancomer. Twenty-three Company owned houses in Cancun, Mexico secure the shareholder loans. Participating shareholders received in proportion to their loans three-year warrants to purchase common stock at $.01 per common share. A total of 2,000,000 warrants were issued. The shareholder loans bear interest at 13.0% and are due June 30, 2001. The shareholder loans were repaid in January 2001.


6.       OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

General

     The Company has only one line of business, which develops, markets and operates luxury vacation ownership resorts in three geographic areas: Mexico, Canada and the United States. The United States operations are carried out through a joint venture accounted for on the equity method of accounting. The Company's reportable segments are based on geographic area. The reportable segments are managed separately due to their geographic location with managers focused on improving and expanding each segment's operations. However resource allocation is not based on individual country results, but based on the best location for future resorts in order to enhance the Company's overall ability to sell timeshare under a club concept. Revenues are attributed to countries based on the location of the vacation ownership resorts.

Segment Profit or Loss

    The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies. Management evaluates segment performance based on profit or losses before intercompany interest charges, income taxes and nonrecurring gains and losses. Transfers between segments are accounted for at market value.

The following table presents segment information (in thousands):

                                                                                      Corporate
                                                 Mexico      Canada         U.S.      and Other      Total
                                               ---------   ----------   ----------   -----------  -----------

As of and for year ended December 31, 2000:
Revenues from external customers ..........   $  81,944    $  10,090    $      11    $     136    $  92,181
Depreciation and amortization .............       1,084          309          104           64        1,561
Operating income (loss) ...................       5,961         (497)      (1,895)      (2,831)         738
Income tax benefit ........................        (170)        (436)          --           --         (606)
Total Assets ..............................     109,117       13,101        3,611        7,923      133,752
Capital expenditures ......................       2,419          345           45           46        2,855

As of and for year ended December 31, 1999:
Revenues from external customers ..........   $  66,955    $  14,403    $      --    $      45    $  81,403
Depreciation and amortization .............         784        1,736           --           59        2,579
Operating income (loss) ...................       7,555          381           --       (2,979)       4,957
Income tax expense ........................        --            709           --           --          709
Total assets ..............................     126,503       10,827           --        8,541      145,871
Capital expenditures ......................       4,780          616           --          922        6,318

As of and for year ended December 31, 1998:
Revenues from external customers ..........   $  66,036    $   6,524    $      --    $   1,423    $  73,983
Depreciation and amortization .............         550        2,912           --           43        3,505
Operating income (loss) ...................      13,481       (1,550)          --       (2,414)       9,517
Income tax expense ........................         100          572           --           --          672
Total assets ..............................     117,541        9,643           --        2,483      129,667
Capital expenditures ......................      11,381          163           --          190       11,734


Corporate and other

    The amounts shown as an operating loss under the column heading "Corporate and Other" consist primarily of general and administrative costs that are not allocated to the segments. Also, the U. S. joint venture is included in corporate operations and had equity losses of $25,000 and $352,000 in 1998 and 1999, respectively, and had equity income of $790,000 in 2000.

7.  RELATED PARTY TRANSACTIONS AND AGREEMENTS

Related Party Mortgages Payable

    At December 31, 1999 and 2000, the aggregate principal amount of mortgages payable to related parties was $1,014,000 and $1,459,000, respectively. Interest accrues on the mortgages at rates ranging from prime plus 2.00% to prime plus 7.75% per annum and is payable in monthly installments over periods ranging from twelve months to ten years.

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

Pay-in-Kind Preferred Stock

    On July 1, 1999, all 37,500 shares of the Class A Preferred Stock of the Company were exchanged for 50,000 shares of a new class of Pay-in-Kind Preferred Stock ("Pay-in-Kind Preferred") plus 500,000 five-year warrants to purchase the Company's Common Stock at $5.00 per share. The Pay-in-Kind Preferred requires that annual dividends be paid, at the Company's option, either in cash equaling 9% of the Pay-in-Kind Preferred's $100 per share Liquidation Preference ("Liquidating Preference"), or in an equivalent number of shares of such Pay-in-Kind Preferred valued at the Liquidation Preference. As of December 31, 1999 and 2000, the Company opted to pay a stock dividend of 2,250 shares and 4,703 shares, respectively. Also, the Company has the right, at its option, to redeem at any time the Pay-in-Kind Preferred, in whole or in part, but not later than December 1, 2004, at which time the redemption shall become mandatory, upon payment either in cash of the Liquidation Preference and all accrued and unpaid dividends or shares of capital stock valued at the Liquidation Preference.

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

Convertible Preferred Stock

    In connection with the purchase of Whiski Jack, the Company issued 20,775 shares of Convertible Preferred Stock (Convertible Preferred) through its wholly owned subsidiary, Raintree Resorts International Canada, Ltd. (Raintree Canada). The preferred shares accrued dividends at the rate of 10% per annum and dividends totaling $0.2 million were paid during the first quarter of 2000 in conjunction with the redemption of all the outstanding shares.

9.  PREFERRED STOCK DIVIDENDS

    Preferred stock dividends are recorded as a reduction to additional paid-in-capital as the Company has an accumulated deficit. The following is a summary of preferred stock dividends accrued for the years ended December 31, 1998, 1999 and 2000, dollars in thousands:


                                      1998   1999   2000
                                      ----   ----   ----
            Class A Preferred .....   $619   $309   $ --
            Convertible Preferred..     92    141      2
            Pay-in-Kind Preferred..     --    225    496
                                      ----   ----   ----
                                      $711   $675   $498
                                      ====   ====   ====


    The following is a summary of preferred stock dividends paid for the years ended December 31, 1998, 1999 and 2000, dollars in thousands:

                                                 1998    1999     2000
                                               ------   ------   ------
                Class A Preferred (A) ......   $   --   $1,160   $   --
                Convertible Preferred ......       --       --      235
                Pay-in-Kind Preferred  (B)..       --      225      496
                                               ------   ------   ------
                                               $   --   $1,385   $  731
                                               ======   ======   ======

Notes:

(A) In conjunction with the issuance of the Pay-in-Kind Preferred, the holders of the Class A Preferred received 50,000 shares of the Pay-in-Kind Preferred and 500,000 Common Stock warrants in exchange for all unpaid dividends as of June 30, 1999.
(B) At the Company's option, the dividends were paid with 2,250 and 4,703 additional shares of Pay-in-Kind Preferred at December 31, 1999 and 2000, respectively.

       The Company is amortizing the excess of the $5 million Liquidating Preference over the $4.9 million recorded value of the Pay-in-Kind Preferred as additional dividends. The amortization period is from the issue date, July 1, 1999, to the final redemption date December 1, 2004.

10.  SHAREHOLDERS' EQUITY

Class A Preferred Stock

     On October 29, 1997, the Company issued 37,500 shares of Class A Preferred Stock (Class A Preferred) which provide for preferential annual dividends of $619,000 (16.5% of $3.75 million), accruing from and after August 18, 1997. Cumulative dividends accrued dividends, on a quarterly basis, at the rate of 12% per year. Cumulative unpaid dividends totaled $851,000 at December 31, 1998. All the Class A Preferred was exchanged for Pay-in-Kind Preferred on July 1, 1999.

Company Stock Options

     1997 Long-Term Incentive Plan - On August 18, 1997, the Board of Directors and the Company's stockholders approved the Company's 1997 Long Term Incentive Plan (the Plan). The purpose of the Plan is to provide directors, officers, key employees, consultants and other service providers with additional incentives by increasing their ownership interest in the Company. Individual awards under the Plan may take the form of one or more of: (i) either incentive stock options or non-qualified stock options, (ii) stock appreciation rights, (iii) restricted or deferred stock, (iv) dividend equivalents and (v) other awards not otherwise provided for, the value of which is based in whole or in part upon the value of the common stock.

    The maximum number of shares of common stock that may be subject to outstanding awards, determined immediately after the grant of any award, may not exceed the greater of 800,000 shares or 8% of the aggregate number of shares of common stock outstanding.

Stock Option Summary - The Company has elected to follow APB No. 25 in accounting for its stock option plans. Under APB 25, the Company does not recognize compensation expense on the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. As required by SFAS 123, the Company has determined the pro forma information as if the Company had accounted for stock options granted under the fair value method of SFAS 123. The Black-Scholes option pricing model was used with the following weighted-average assumptions for the risk-free interest rate for the specified dates of grant:

                 1/19/98 ..........................................5.83%
                  4/1/98 ..........................................5.95%
                11/15/98 ..........................................5.31%
                 12/1/98 ..........................................5.16%
                  5/1/99 ..........................................5.83%
                 10/1/99 ..........................................6.57%
                11/30/00 ..........................................5.28%

    Furthermore, dividend yield of 0%, expected market price volatility factor of 0, and an option life of ten years was assumed for each of the three years ended December 31, 1998, 1999 and 2000.

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

                                                                                Years Ended December 31,
                                                                     ----------------------------------------------
                                                                         1998             1999             2000
                                                                     -------------    -------------    ------------

Net loss available to common shareholders as reported .............   $    (11,112)   $    (13,936)   $    (20,525)
Estimated "fair value" of stock options vesting during the  periods           (192)             --              --
                                                                      ------------    ------------    ------------
Adjusted net loss .................................................   $    (11,304)   $    (13,936)   $    (20,525)
                                                                      ============    ============    ============

Adjusted loss per share - basic and diluted .......................   $      (0.88)   $      (1.10)   $      (1.61)

Number of common shares used in the per share calculations:
   Basic and diluted ..............................................     12,617,371      12,636,262      12,719,595



     A summary of all the Company's stock option activity, and related information for the years ended December 31 follows:


                                                  1998                        1999                         2000
                                        -------------------------    ------------------------    -------------------------
                                                    Weighted-                    Weighted-                   Weighted-
                                        Options      Average         Options      Average        Options      Average
                                         (000)    Exercise Price      (000)      Exercise Price    (000)    Exercise Price
                                         -----    --------------      -----      --------------   -----    --------------

Outstanding - beginning of the year.      258       $   3.84           646         $4.54          634          $4.53
Granted ............................      450           5.00            27          5.00          250           1.00
Exercised ..........................       --             --            --            --           --             --
Forfeited ..........................       62           5.00            39          5.00          154           3.56
Outstanding - end of the year  .....      646           4.54           634          4.53          730           3.63
Exercisable at the end of the year..      165           4.09           289          4.22          551           3.19


     Exercise prices for options outstanding as of December 31, 2000, ranged from $1 to $5. The weighted-average remaining contractual life of those options is 8.2 years. The weighted-average grant-date fair value of options granted during 1998 was $2.13 and during 1999 and 2000 was zero.

     The following presents, as of December 31, 2000, a breakdown of the above stock option data by $1 and $5 options including for the total options - number of options outstanding, the weighted-average exercise price and weighted-average remaining life, and for currently exercisable options - the number of options and weighted-average exercise price:

                                                         Weighted-Average
                                   Weighted-Average       Remaining Life
            Number of Options       Exercise Price          In Years
           ------------------     -----------------     ----------------

           Total Options -
                      250,000            $1.00                  9.9
                      480,000            $5.00                  7.3

          Currently Exercisable -
                      250,000            $1.00
                      301,000            $5.00

Common Stock Warrants

    Senior Notes Warrants - On December 5, 1997, the Company issued seven-year warrants to purchase 1,869,962 shares of common stock at $.01 per share in conjunction with the sale of Senior Notes. The warrants were fully vested upon their issuance and there are no circumstances under which the warrants would have to be returned to the Company by the holders. The warrants became exercisable on June 30, 2000, and expire on December 1, 2004. The estimated fair market value of the warrants on the issue date (December 5, 1997) of the warrants was $4.99 per warrant or $9,331,000 in total. The fair market value was determined using the Black-Scholes option pricing model which results in a fair market value equal to the estimated stock price resulting from the minimal exercise price of $.01 per share.

    Pay-in-Kind Preferred Stock Warrants - On July 1, 1999, the Company issued five-year warrants to purchase 500,000 shares of common stock at $5.00 per share in conjunction with exchange of Class A Preferred for Pay-in-Kind Preferred. The warrants were exercisable when issued. The estimated fair market value of the warrants on the issue date was determined to be deminimis. The fair market value was determined using the Black-Scholes option pricing model using a weighted-average assumption for risk-free interest rate of 5.78%, dividend yield of 0%, expected market price volatility factor of 0.66 and an option life of five years.

    Shareholder Warrants - On December 15, 2000, the Company issued three-year warrants to purchase 2,000,000 shares of common stock at $.01 in conjunction with obtaining shareholder loans of $1.0 million. The warrants were exercisable when issued. The estimated fair market value of the warrants on the issue date was determined to be $10,000. The fair market value was determined using the Black-Scholes option pricing model using a weighted-average assumption for risk-free interest rate of 5.37%, divided yield of 0%, expected market price volatility of 0.68 and a warrant life of three years.

11.  INCOME TAXES

    The Company, a Nevada corporation, files an annual U.S. Federal income tax return. The Company incurred net losses for the period ended December 31, 1998, 1999 and 2000 in Mexico as well as the United States and for the period ended December 31, 2000 in Canada. No provision for U.S. or Mexican income taxes was made during 1998, 1999 or 2000. In Canada a tax benefit was recorded for 2000 based on the ability to carry back losses to previous years. The Company's Canadian operations, which were acquired in 1998, had net income in 1998 and 1999 for Canadian tax purposes. The Company plans that the earnings of the Mexican and Canadian subsidiaries will be permanently reinvested by those subsidiaries. Accordingly, a provision for taxes has been made for 1998 and 1999 Canadian taxes with no addition for dividend withholding tax or for U.S. federal income tax or credits on such income.

    The U.S. federal income tax regulations may, under certain circumstances, cause income transactions in Mexico or Canada to give rise to U.S. income taxes, subject to an adjustment for foreign tax credits. For 1998, 1999 and 2000, Mexican operations and, for 2000, Canadian operations gave rise to losses for purposes of U.S. federal income taxation. The Canadian operations in 1998 and 1999 gave rise to income for purposes of U.S. federal income taxation under Subpart F of the Internal Revenue Code. This income will be recognized to the extent of current Canadian earnings and profits. However, such income will be offset by U.S. net operating losses currently available, and therefore, no provision has been made for U.S. tax on such income. Furthermore, the foreign tax credits associated with Subpart F income will give rise to an additional deferred tax asset for U.S. purposes.

     The Company has approximately $108.3 million of Mexican net operating losses, which will begin to expire as follows: 2003 -- $14.1 million, 2004 -- $41.6 million, 2005 -- $11.7 million, 2006 -- $13.3 million, 2007 -- $3.5 million,  2008 -- $9.4  million,  and  2009 --  $13.3  million  and 2010 -- $1.4 million. For financial statement purposes, a valuation allowance of $23.9 million has been recognized completely to offset the estimated $41.5 million of deferred tax assets related to those carryforwards. The Company has approximately $13.0 million of U.S. net operating losses, which will begin to expire as follows: 2017 -- $0.5 million, 2018 -- $2.9 million and 2019 -- $3.6 million and 2020 -- $6.0 million. For financial statement purposes, a valuation allowance has been recognized to offset the estimated deferred tax assets related to these carryovers.

Federal income taxes are as follows (in thousands):


Year Ended December 31, 1998                             U. S.     Mexico    Canada      Total
----------------------------                           -------    -------    -------    -------
Federal income taxes:
   Current .........................................   $    --    $   100    $   572    $   672
   Deferred ........................................        --         --         --         --
                                                       -------    -------    -------    -------
                                                       $    --    $   100    $   572    $   672
                                                       =======    =======    =======    =======

Income tax expense (recovery) at the statutory rate.   $(1,056)   $   212    $  (531)   $(1,375)
Increase (decrease) resulting from:
   Non-deductible expenses .........................       160         --        960      1,120
   Exchange losses net of tax inflation ............        --       (224)        --       (224)
   Other ...........................................       896        112        143      1,151
                                                       -------    -------    -------    -------
                                                       $    --    $   100    $   572    $   672
                                                       =======    =======    =======    =======



Year Ended December 31, 1999                            U. S.     Mexico     Canada      Total
----------------------------                           -------   -------    -------    -------
Federal income taxes:
   Current ..........................................  $    --   $    --    $   709    $   709
     Deferred .......................................       --        --         --         --
                                                       -------   -------    -------    -------
                                                       $    --   $    --    $   709    $   709
                                                       =======   =======    =======    =======


Income tax expense (recovery) at the statutory rate.   $(1,703)  $(3,149)   $   (28)   $(4,880)
Increase resulting from:
   Non-deductible expenses .........................        --        --        558        558
   Foreign rate differential .......................        --        --        179        179
   Valuation allowance .............................        --     3,149         --      3,149
   Other ...........................................     1,703        --         --      1,703
                                                       -------   -------    -------    -------
                                                       $    --   $    --    $   709    $   709
                                                       =======   =======    =======    =======


Year Ended December 31, 2000                            U. S.     Mexico     Canada      Total
----------------------------                           -------   -------    -------    -------
Federal income taxes before extraordinary gain:
   Current .........................................   $    --   $  (170)   $  (436)   $  (606)
   Deferred ........................................        --        --         --         --
Fedral income taxes allocated to extraordinary gain.        --       536         --        536
                                                       -------   -------    -------    -------
                                                       $    --   $   366    $  (436)   $   (70)
                                                       =======   =======    =======    =======


Income tax expense (recovery) at the statutory rate.   $(2,259)  $(4,222)   $  (562)   $(7,043)
Increase resulting from:
   Non-deductible expenses .........................       156        --         78        234
   Foreign rate differential .......................        --        --       (102)      (102)
   Valuation allowance .............................     2,103     4,588        150      6,841
                                                       -------   -------    -------    -------
                                                       $    --   $   366    $  (436)   $   (70)
                                                       =======   =======    =======    =======

    Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences for the years ended result principally from the following (in thousands):

                                      Year Ended December 31, 1999           Year Ended December 31, 2000
                                   -----------------------------------    ------------------------------------
                                     U. S.       Mexico        Total        U. S.        Mexico        Total
                                   --------    ---------     ---------    ---------    ----------    ---------
Deferred income tax liabilities
   Depreciation ...............    $     --     $ (1,095)     $ (1,095)    $    (23)    $   (302)     $   (325)
   Inventories ................          --         (350)         (350)          --       (3,167)       (3,167)
   Prepaid expenses / fees.....          --         (461)         (461)          --         (621)         (621)
   Accounts receivable ........          --      (12,304)      (12,304)          --      (17,345)      (17,345)
                                   --------     --------      --------     --------     --------      --------
     Total                               --      (14,210)      (14,210)         (23)     (21,435)      (21,458)

Deferred income tax assets
   Depreciation................           2           --             2           --           --            --
   Accrued liabilities ........         156           --           156          300           --           300
   Reserves ...................          --        3,996         3,996           --        4,381         4,381
   Unearned service fees ......          --          709           709           --         (972)         (972)
   Asset tax carryovers .......          --           --            --           --          420           420
   Tax loss (NOL) carryovers ..       2,905       32,900        35,805        5,007       41,500        46,507
   Charitable contribution
     carryovers ...............           2           --             2            2           --             2
   Foreign tax credits ........          74           --            74           74           --            74
                                   --------     --------      --------     --------     --------      --------
     Total                            3,139       37,605        40,744        5,383       45,329        50,712

Valuation allowance                  (3,139)     (23,395)      (26,534)      (5,360)     (23,894)      (29,254)
                                   --------     --------      --------     --------     --------      --------
     Total                         $     --     $     --     $      --    $      --    $      --     $      --
                                   ========     ========     =========    =========    =========     =========


12.  LOSS ON SALE OF PROPERTY HELD FOR SALE

     The Company sold its investment in Cozumel land and sold other property during 2000. The Company received total consideration of $8.3 million and recognized a net loss of $7.1 million. The Company anticipates selling the remaining property held for sale at December 31, 2000 during 2001. The property is recorded at the lower of cost or estimated fair market value.

13.  EXTRAORDINARY GAIN ON EXTINGUISMENT OF DEBT

     During the third quarter of 2000, the Company repurchased $5.5 million of Senior Notes for $3.3 million. After adjusting the associated debt discount and deferred loan costs, the Company recorded as extraordinary gain of $1.0 million, net of related tax effects of $0.6 million. Since the Company is in a net loss position for tax purposes, the tax charge related to the gain on extinguishments of debt results in an equal tax benefit to tax expense before extraordinary items.

14.  CONTINGENCIES AND COMMITMENTS

Lease Information

    The Company leases administrative and sales office space and certain equipment under non-cancelable lease agreements. Total rent expense for the years ended December 31, 1998, 1999 and 2000 was approximately $1,659,000, $2,013,000 and $2,596,000, respectively. These operating leases expire in various years in the future. Some of these leases may be renewed. Future minimum payments under all of the Company's non-cancelable operating leases with initial terms of one year or more were as follows at December 31, 2000 (in thousands):

       2001  .................................         $ 3,017
       2002  .................................           2,095
       2003  .................................             995
       2004  .................................             665
       2005  .................................             531
                                                     ---------
       Total  ................................         $ 7,303
                                                       =======

Legal Proceedings

     The Company is currently subject to various claims arising in the ordinary course of business, and is a party to various legal proceedings which constitute ordinary routine litigation incidental to the Company's business. In the opinion of management, the resolution of such claims will not have a material adverse effect on the operating results or financial position of the Company.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS










To the Shareholders of

CR Resorts Capital, S. de R.L. de C.V.,


We have audited the  accompanying  balance sheets of CR Resorts  Capital,  S. de
R.L. de C.V. (a Mexican corporation), translated into U.S. dollars, as of December 31, 1999 and 2000, and the related translated statements of operations and accumulated results and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the translated financial statements referred to above present fairly, in all material respects, the financial position of CR Resorts Capital,
S. de R.L. de C.V. as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.






ARTHUR ANDERSEN



March 29, 2001
Mexico City, Mexico



                     CR RESORTS CAPITAL, S. DE R.L. DE C.V.
                       (A Wholly Owned Finance Subsidiary)

                                 BALANCE SHEETS
                         (In thousands of U.S. dollars)


                                                                                    December 31,
                                                                              ----------------------
                                                                                 1999         2000
                                                                              ---------    ---------

Assets
    Cash ..................................................................   $      12    $      23
    Loans and related accrued interest receivable from affiliates .........     104,493       98,961
    Deferred loan costs, net of accumulated amortization of $2,286 and
       $3,397 at December 31, 1999 and 2000, respectively .................       5,483        4,372
    Other assets ..........................................................       1,088        2,060
                                                                              ---------    ---------
Total assets ..............................................................   $ 111,076    $ 105,416
                                                                              =========    =========

Liabilities and Shareholders' Deficit
Liabilities ...............................................................   $     488    $     457
    Accrued expenses
    Notes payable to Raintree Resorts International, Inc. (Ultimate Parent)      21,278       16,642
    Notes payable to bank .................................................       6,750        4,831
    Senior Notes due in 2004, bearing interest at 13%, net of unamortized original issue discount of $5,907 and $4,707 at
       December 31, 1999 and 2000, respectively ...........................      84,093       85,293
    Accrued interest ......................................................       1,025          963
                                                                              ---------    ---------
Total liabilities .........................................................     113,634      108,186

Shareholders' Deficit
    Capital stock .........................................................          --           --
    Accumulated results ...................................................      (2,558)      (2,770)
                                                                              ---------    ---------
Total shareholders' deficit ...............................................      (2,558)      (2,770)
                                                                              ---------    ---------
Total liabilities and shareholders' deficit ...............................   $ 111,076    $ 105,416
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



                     CR RESORTS CAPITAL, S. DE R.L. DE C.V.
                       (A Wholly Owned Finance Subsidiary)

                STATEMENTS OF OPERATIONS AND ACCUMULATED RESULTS
                         (In thousands of U.S. dollars)


                                                                For the Years Ended December 31,
                                                                --------------------------------
                                                                  1998       1999        2000
                                                                --------    --------    --------
Revenues
    Interest and related fees charged to affiliates ........   $ 15,960    $ 14,540    $ 16,345
Expenses
    Interest on bank loans and Senior Notes ................     14,949      14,679      15,512
    Interest on notes payable to the Ultimate Parent .......        889       1,151         553
    General and administrative, including $244, $369 and
      $311 of management fees charged by an affiliate for
      accounting and administrative services for the periods
      ended December 31, 1998, 1999 and 2000, respectively .        783         614         478
    Translation loss (gain), net ...........................        (22)         16          14
                                                               --------    --------    --------
       Total expenses ......................................     16,599      16,460      16,557
                                                               --------    --------    --------

                Loss before income taxes ...................       (639)     (1,920)       (212)

    Income taxes ...........................................       (273)        (63)        (49)
    Tax loss carryforwards .................................        273          63          49
                                                               --------    --------    --------
Net loss for the period ....................................       (639)     (1,920)       (212)

Accumulated results at beginning of period .................          1        (638)     (2,558)
                                                               --------    --------    --------
Accumulated results at end of period .......................   $   (638)   $ (2,558)   $ (2,770)
                                                               ========    ========    ========



              The accompanying notes are an integral part of these
                             financial statements.


                                      F-27



                     CR RESORTS CAPITAL, S. DE R.L. DE C.V.
                       (A Wholly Owned Finance Subsidiary)

                            STATEMENTS OF CASH FLOWS
                         (In thousands of U.S. dollars)


                                                            For the Years Ended December 31,
                                                            --------------------------------
                                                              1998        1999        2000
                                                            --------    --------    --------
Operating activities
    Net loss for the period .............................   $   (639)   $ (1,920)   $   (212)
    Adjustments to reconcile net loss to net cash used in
       Operating activities:
       Amortization of loan costs and discount ..........      2,379       2,310       2,311
    Changes in operating assets and liabilities
       Receivable from affiliates .......................     (3,889)     (9,742)      5,532
       Other assets .....................................       (363)       (793)       (972)
       Due to Ultimate Parent ...........................       (615)      4,162      (4,636)
       Accrued expenses and accrued interest ............      1,346        (779)        (93)
                                                            --------    --------    --------
Net cash used in operating activities ...................     (1,781)     (6,762)      1,930

Financing activities
    Proceeds from Ultimate Parent loan ..................      3,800          --          --
    Repayment of bank loans .............................     (3,000)         --      (1,919)
    Payments for debt issuance costs ....................     (1,003)         --          --
    Proceeds from bank loan .............................      2,000       6,750          --
                                                            --------    --------    --------
Net cash provided by (used in) financing activities .....      1,797       6,750      (1,919)
                                                            --------    --------    --------

Increase (decrease) in cash .............................         16         (12)         11
Cash at beginning of period .............................          8          24          12
                                                            --------    --------    --------
Cash at end of period ...................................   $     24    $     12    $     23
                                                            ========    ========    ========

Supplemental disclosure of cash flow information
    Cash paid during the period for interest ............   $ 12,444    $ 12,369    $ 13,973
                                                            ========    ========    ========

Non-cash financing activities
    Increase in due to affiliate resulting
       from debt discount and costs .....................   $  2,790    $     --    $     --
                                                            ========    ========    ========



              The accompanying notes are an integral part of these
                             financial statements.

                                      F-28

                     CR RESORTS CAPITAL, S. DE R.L. DE C.V.
                       (A Wholly Owned Finance Subsidiary)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 2000




1.       ORGANIZATION AND FINANCIAL ACTIVITY

     CR Resorts Capital, S. de R.L. de C.V. ("Capital"), which is 100% owned by Canarias Future SRL, a wholly-owned subsidiary of Raintree Resorts International, Inc. (formerly "Club Regina Resorts, Inc.") (the "Ultimate Parent"), was formed in August 1997 for purposes of financing the Ultimate Parent's Mexican operations.

      On December 5, 1997, Capital and its Ultimate Parent ("Issuers") jointly issued $100 million of Senior Notes due December 1, 2004 ("Senior Notes") and Capital recorded $90 million of such debt along with the related deferred loan costs of $6,766,000. Additionally, Capital recorded loans receivables from intercompany affiliates. The Ultimate Parent also issued warrants to the noteholders to purchase 1,869,962 common shares. These warrants were estimated to have a value of $4.99 per warrant or $9,331,000 in total. This amount was recorded as an increase in shareholders' investment by the Ultimate Parent and as original issue discount and account payable to the Ultimate Parent in the amount of $8,398,000 on Capital's balance sheet. The original issue discount is being amortized to interest expense over the warrant exercise period of 84 months and was $1,200,000, for each of the three years in the period ended December 31, 2000. Substantially all of the net proceeds of the Senior Notes offering were used to repay the outstanding loans and related accrued interest payable by Capital to its lender bank (Bancomer).

     As a result of the Senior Notes transaction, at December 31, 2000, the Ultimate Parent is, and will continue to be, highly leveraged, with substantial debt service requirements. The Ultimate Parent incurs significant liquidity needs to fund semi-annual interest payments of $6.1 million due June 1 and December 1 on its Senior Notes. A significant portion of the Ultimate Parent's assets are pledged against existing borrowings. The Ultimate Parent has a shareholders' deficit, has incurred losses since its inception and expects to incur a net loss for fiscal 2001. To achieve profitable operations, the Ultimate Parent is dependent on a number of factors, including its ability to reduce its debt service requirements, to increase its Vacation Interval inventory through development projects and through the acquisition of existing resort properties, and its ability to continually sell Vacation Intervals on an economical basis, taking into account the cost of such intervals and related marketing and selling expenses. The Ultimate Parent expects that its existing credit capacity, combined with additional credit capacity, which must be negotiated during 2001, will be sufficient to enable the Ultimate Parent to meet its debt service obligations, including interest payments on Capital's Senior Notes during 2001. The Ultimate Parent has historically incurred debt and issued equity securities to fund negative cash flows from operating activities and to make the payments on previously incurred debt obligations. The Ultimate Parent also expects to be able to fund capital requirements from anticipated capital project financings, which have not yet been negotiated. However, should the Ultimate Parent not be able to successfully negotiate additional credit capacity, there is no assurance that the Ultimate Parent would be able to meet all of its short-term debt service obligations unless it liquidates assets and reduces the size of its operations.

      At December 31, 2000, $5.5 million of Senior Notes were held by an affiliate.

      The Senior Notes are payable in United States ("U.S.") dollars and bear interest at 13% with interest payable semiannually on June 1st and December 1st. The Senior Notes are general unsecured obligations of the Issuers.

      Any payments (interest or principal) made to the noteholders will be made free and clear of any withholding for any present or future taxes, duties, levies, assessments or other governmental charges of any nature imposed by Mexico or any subdivision of Mexico or by any related authority or agency having power to tax, unless such taxes are required by law, rule or regulation to be withheld or deducted, in which case, subject to certain exceptions, the Issuers will pay such additional amounts ("Additional Amounts") as may be necessary so that the net amount received by noteholders of the Senior Notes (including Additional Amounts) after such withholding or deduction will not be less than the amount that would have been received in the absence of such withholding or deduction.

      The indenture pursuant to which the Senior Notes were issued (the "Indenture") contains certain covenants that, among other things, limit the ability of the Issuers to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase equity interest (as defined) or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell assets of the Issuers, issue or sell equity interests of the Ultimate Parent's subsidiaries, or enter into certain mergers and consolidations. Additional indebtedness includes the ability of the Issuers to borrow against up to 90% of its Vacation Interval receivables. In addition, under certain circumstances, the Issuers will be required to offer to purchase the Senior Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest and liquidating damages, if any, to the date of purchase, with the proceeds of certain asset sales (as defined).

      The Company has no employees, therefore, all administrative services are provided by an affiliated company.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Translation to U.S. Dollars

All amounts are recorded in the Company's accounting records in Mexican pesos. Since all significant transactions are denominated in U.S. dollars, the functional currency of the Company's operations is the U.S. dollar. Therefore, the Mexican peso financial statements were remeasured into U.S. dollars by applying the following procedures:

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

     e) Translation gains and losses arising from the remeasurement are included in the determination of net loss for the period in which such gains and losses arise.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and use certain assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Deferred Loan Costs

      The costs incurred in connection with the issuance of the Senior Notes due in 2004 have been deferred in the balance sheets and are being amortized using the effective interest rate method over the seven-year term of the notes. Amortization expense for the periods ended December 31, 1998, 1999 and 2000 totaled $1,109,000, $1,110,000 and $1,111,000, respectively, and is included in interest expense.

Income Taxes

      Deferred income taxes are recognized for the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income.
Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A valuation allowance has been recognized to completely offset the estimated deferred tax assets related to net operating loss carryovers. The provision for income taxes represents the amount of taxes payable and the applicable changes in deferred tax assets and liabilities.

      There are no significant temporary differences between the book and tax bases of assets and liabilities. Due to the uncertainty of their realization, the Company has not recorded the deferred income tax asset for the potential future tax saving related to tax loss carryforwards amounts indicated in Note 5.

Financial Instruments

      The fair value of the Senior Notes cannot be determined since they are not traded on a formal exchange market and are volatile due to being speculative in nature.

Transactions in Foreign Currency

      Foreign currency transactions are recorded at the exchange rate as of the date of the transaction. At December 31, 1999 and 2000, the Company adjusted its foreign currency denominated assets and liabilities to the exchange rate of
9.5222 and 9.5997 Mexican pesos per U.S. dollar, respectively.

Revenue Recognition

      Interest and fees charged to affiliates are recorded as they accrue.

3.       RELATED-PARTY TRANSACTIONS AND BALANCES

Loans Receivable from Affiliates

     Loans receivable from affiliates are payable in U.S. dollars upon demand and bear interest at 16%. Receivable balances at December 31 are (in thousands):


                                                       1999       2000
                                                     --------   --------
    Top Acquisition Sub, S. de R.L. de C.V           $ 31,942   $ 37,649
    CR Resorts Puerto Vallarta, S. de R.L. de C.V      46,015     42,783
    CR Resorts Cancun, S. de R.L. de C.V               13,407      8,339
    CR Resorts Los Cabos, S. de R.L. de C.V            10,448     12,157
    Corporacion Mexitur, S. de R.L. de C.V              2,291       (177)
    Other                                                 390     (1,790)
                                                     --------   --------
                                                     $104,493   $ 98,961
                                                     ========   ========


      Loans receivable from affiliates and the related interest income are eliminated in the consolidation of Capital into the consolidated financial statements of the Ultimate Parent.

Notes Payable to Ultimate Parent

      At December 31, 1999 and 2000, Capital had $11.72 million and $8.15 million of notes payable and accrued interest to the Ultimate Parent, which bear interest at 15.29% and are payable upon demand.

      Notes payable to Ultimate Parent and the related interest expense are all payable in U.S. dollars and have been eliminated in the consolidation of Capital into the consolidated financial statements of the Ultimate Parent.

4.       NOTES PAYABLE TO BANK

     The Company also entered into a $7 million  equivalent  Units of Investment
(UDI) based loan agreement with Bancomer on November 26, 1999, which is collateralized by UDI denominated notes receivable and certain undeveloped land held by the Company's affiliates and is restricted to the timely payment of interest to holders of the Company's Senior Notes. The loan agreement extends credit to the Company for a fixed 30-month term from November 29, 1999 to May 29, 2001. Furthermore, the agreement requires the Company to repay the loan in UDI's in 30 monthly installments beginning on December 29, 1999. Also, the loan bears simple interest at an annual rate of 12%, and as of December 31, 2000 had an outstanding balance of 10,002,605 UDI, equivalent to $3,031,257.

      On December 15, 2000, the Company entered into an agreement to modify the original loan agreement with Bancomer. Under this agreement, the bank made a $2 million equivalent UDI based loan. The loan required the Company to pledge additional collateral including UDI denominated notes receivables and $1 million in a cash trust deposit. The $2 million loan was repaid in January 2001.

      The UDI is an obligation denominated in pesos which is adjusted for Mexican inflation as determined by Banco de Mexico with respect to legal tender. The value of each UDI is proportionately adjusted to the variation in the Mexican National Consumer Price Index. The UDI adjustment factor at December 31, 1999 and 2000 was 2.671267 and 2.909158 which was based on the value of the peso to the U.S. dollar and results in a value of $0.28053 and $0.30304, respectively.


5.    TAX ENVIRONMENT

Income and Asset Tax Regulations

      The Company is subject to income taxes (ISR) and asset taxes (IMPAC). ISR is computed taking into consideration the taxable and deductible effects of inflation, such as amortization calculated on restated asset values and considering the effects of inflation on certain monetary assets and liabilities through the inflationary component. Beginning in 1999, the income tax rate increased from 34% to 35%, with the option pay this tax each year at a rate of 30% (transitorily 32% in 1999) with the remainder due upon distribution of earnings.

      IMPAC is computed at an annual rate of 1.8% of the average of the majority of restated assets less certain liabilities, and the tax is paid only to the extent that it exceeds the ISR of the period. Any required payment of IMPAC is recoverable against any excess of ISR over IMPAC of the preceding three and following 10 years.

      The main differences that affect taxable income are the recognition of inflation effects for tax purposes through the inflationary component and nondeductible expenses.

Tax Loss Carryforwards

      At December 31, 2000, the Company has tax loss carryforwards for income tax purposes in the restated amount of $261,215 expiring in 2007 which will be indexed for inflation through the year applied.

6.    SHAREHOLDERS' DEFICIT

      At December 31, 1999 and 2000, capital stock consisted of two shares fully subscribed and paid, representing the fixed portion in the amount of 3,000 Mexican pesos, which is not subject to withdrawal. The variable portion is unlimited.

      The annual net income of the Company (in Mexican pesos) is subject to the legal requirement that 5% thereof be transferred to a legal reserve until the reserve equals 20% of capital stock. This reserve would amount to 600 Mexican pesos and may not be distributed to the shareholders during the existence of the Company, except in the form of a stock dividend.

      During 2000, dividends paid to individuals or foreign residents will be subject to income tax withholding at an effective rate ranging from 7.5% to 7.7%, depending on the year in which the earnings were generated. In addition, if earnings for which no corporate tax has been paid are distributed, the tax must be paid upon distribution of the dividends. Consequently, the Company must keep a record of earnings subject to each tax rate.